Form 10-K
period 2004-12-31
KMG America CORP
filed 2005-03-31
CIK 1299210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL
REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  001-32377

KMG AMERICA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Virginia	20-1377270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota	55343
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (952)  930-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on December 21, 2004, the date of the closing of the registrant’s initial public offering of common stock, was approximately $238.4 million.

As of March 1, 2005, the number of shares of Common Stock outstanding was 22,071,641.

Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 2005, are incorporated in Part III by reference.  The exhibit index to this Form 10-K begins on page 117 of this Form 10-K.

KMG AMERICA CORPORATION
TABLE OF CONTENTS

Item No.

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF OUR COMPANY
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

EXHIBIT INDEX

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “KMG America” or the “Company” are intended to mean KMG America Corporation and its consolidated subsidiaries, including, without limitation, Kanawha Insurance Company (“Kanawha”).  References to our “predecessor” mean Kanawha prior to it being acquired by KMG America.

Forward-Looking Statements

In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management.  Forward-looking statements are not statements of historical fact.  For example, when we use words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “may,” “will likely result,” “will continue,” “project,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements.  Forward-looking statements include, without limitation, statements concerning:

•                  future results of operations;

•                  liquidity, cash flow and capital expenditures;

•                  acquisition activities and the effect of completed acquisitions, including expected synergies and cost savings;

•                  pending or anticipated litigation;

•                  debt levels and the ability to obtain additional financing or make payments on our debt;

•                  regulatory developments, industry conditions and market conditions; and

•                  general economic conditions.

Factors that might cause or contribute to differences between actual results and those expressed in our forward-looking statements include, but are not limited to, those discussed in Item 7 and Exhibit 99.01 of this report, which is incorporated herein by reference.

Industry and Market Data

We obtained the market and competitive position data used throughout this report from our own research, surveys or studies conducted by third parties, and industry or general publications.  Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information.  While we believe that each of these studies and publications is reliable, we have not independently verified such data, and we do not make any representation as to the accuracy of such information.  Similarly, we believe our internal research is reliable, but it has not been verified by any independent sources.

PART I

ITEM 1.                             BUSINESS.

Overview

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004.  We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.”  Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products marketed primarily in the southeastern United States.  For accounting purposes, Kanawha is treated as our predecessor entity and is referred to in this report as our “predecessor.”  For financial reporting purposes, we have treated the acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to our predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004.  Accordingly, financial information in the following discussion that relates to our predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the year ended 2004 are reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition.  Financial information relating to our financial position as of December 31, 2004, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.

We underwrite and sell life and health insurance products marketed primarily in the southeastern United States.  As of December 31, 2004, we had $4.3 billion of life insurance policies in force.  Our business strategy is to operate our businesses efficiently while growing some of those businesses.  Our primary growth initiative is to develop a worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products.  Our executive management team oversees and coordinates the operations of our businesses and the development and implementation of our business strategy.  Members of our executive management team have an average of over 20 years of experience in the life and health insurance industry, including experience in the areas of executive management, underwriting, marketing, distribution, claims processing, actuarial, legal, finance and investments.  A significant amount of this management experience was in senior management positions at insurance companies targeting the worksite insurance business.

Our operations consist of three primary business segments:

•                  Worksite insurance business.  Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees in the southeastern United States.  The primary insurance products that this business underwrites include life insurance, short-term disability insurance, dental insurance, indemnity health insurance and critical illness insurance.  Our business strategy is to efficiently operate our existing worksite insurance business while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products.  For the year ended December 31, 2004, our predecessor’s worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $56.3 million, which accounted for 48.4% of our predecessor’s premiums, commissions and fees, excluding intercompany payments.

•                  Senior market insurance business.  Our senior market insurance business is a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals.  The primary insurance products it offers include long-term care insurance that we underwrite and Medicare supplement insurance underwritten by another carrier, both of which are marketed directly to end-customers by independent agents.  Growing this business is not a primary objective of our business strategy, but we intend to operate this business efficiently and may consider expanding our geographic target market to select markets throughout the nation.  For the year ended December 31, 2004, our predecessor’s senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $42.1 million, which accounted for 36.2% of our predecessor’s premiums, commissions and fees, excluding intercompany payments.

•                  Third-party administration business.  Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services.  This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business.  Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans.  Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by our worksite insurance business as we attempt to grow that business.  In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers and other insurance carriers and reinsurers nationwide.  For the year ended December 31, 2004, our predecessor’s third-party administration business produced commissions and fees, excluding intercompany payments, of $13.3 million, which accounted for 11.4% of our predecessor’s premiums, commissions and fees, excluding intercompany payments.

Each of our three primary business segments are discussed in greater detail below.

In addition to the three primary business operations noted above, we have two other business segments, including the closed block of life and health business reported in our acquired business segment and the investment and marketing activities reported in our corporate and other segment.  Acquisitions of books of business from other insurance carriers is not a principal growth strategy, but we will consider acquisitions on an opportunistic basis if we can complete the acquisitions on favorable financial terms that we expect to be generally accretive to earnings per share and return on equity while maintaining our financial strength ratings.

See the consolidated financial statements, the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report for information regarding our revenues, profits and losses and total assets by business segment.

Whether a life or health insurance product is referred to as group, voluntary or individual depends on how the product is marketed to individual beneficiaries.  A voluntary insurance product is any insurance product:

•                  marketed through an employer or another organization;

•                  usually paid for by the enrollee (although employers sometimes pay a portion of the premium); and

•                  purchased by eligible individuals at their own discretion.

A group insurance product is any insurance product:

•                  sponsored by an employer;

•                  in which employees can participate, although they have the ability to opt out; and

•                  for which the employer pays a significant portion or all of the premium on behalf of the employees.

An individual insurance product is any insurance product:

•                  marketed directly to an individual, not through an employer or other organization;

•                  completely paid for by the individual; and

•                  purchased by the individual at his or her own discretion.

For the twelve months ended December 31, 2004, approximately 19.9% of the premiums (payments received from policyholders or sponsors on insurance policies issued or reinsured by an insurance company) received by our predecessor were premiums on voluntary life and health insurance products and approximately 4.2% of the premiums received by it were premiums on group life and health insurance products.  The remaining premiums received by our predecessor were premiums on long-term care insurance products (insurance that protects the insured from specified costs of extended medical or convalescent care at home or in an outside facility) and other individual life and health insurance products.  Substantially all of our revenues are attributable to customers in the United States and substantially all of our assets are located in the United States.

Worksite Insurance Business

Our worksite insurance business is a provider of life and health insurance products to employers and their employees in the southeastern United States.  This business underwrites primary insurance products including life insurance, disability insurance, dental insurance, indemnity health insurance (which is health insurance coverage under which an insurance company pays the insured’s health care costs, subject to deductibles and maximum amount limits, and the insured is not subject to managed care restrictions such as restrictions on choice of physicians, tests or treatments) and critical illness insurance.  Our insurance products are marketed primarily by independent insurance agents to employers and other groups.  Most of our worksite insurance products are voluntary products, where the employer or association offers the products to its employees or members as part of an array of insurance and health benefits from which the employee or member may choose.  The individual employee or member elects which products to purchase and the premiums are paid by the employee or group member.  The employer will often deduct the premium from the employee’s periodic paycheck and remit the premium to us.  Some of our worksite marketing products are group products where the employer or association pays the premiums for insurance benefiting its employees or members as part of the employee’s or member’s compensation package.

Most of the insurance products offered by our worksite insurance business are underwritten by us and the primary underwriting risk under the policies is retained by us.  Some of the insurance products marketed by us are underwritten by other insurance companies who retain the underwriting risk.  We refer to insurance products underwritten by other carriers, but sold by us, as in-sourced products.  Our worksite insurance business is licensed to offer group and individual life and health insurance products in 45 states.  The earnings reported in any period for our worksite insurance business generally depends on growth in underwritten business, business mix, persistency of business in force, benefit payouts and administrative expenses incurred.

Worksite Insurance Products

The primary insurance products that we underwrite include the following:

•                  Voluntary life insurance.  Voluntary life insurance insures the life of a single individual.  It is typically sold on a renewable term basis or with a cash value component such as whole life insurance.

•                  Group life insurance.  Group life insurance insures the lives of a group of individuals and pays benefits upon the death of each member within the group.  The group typically is comprised of an entire employer workforce or other class of covered individuals.

•                  Short-term disability insurance.  Disability insurance protects against the loss of wages due to illness or accidental injury.  Short-term disability insurance generally provides coverage for up to five years.  We do not underwrite long-term disability insurance.

•                  Dental insurance.  Dental insurance generally covers all or a portion of the costs of diagnostic and preventative dental and orthodontics services.  It generally is offered on a voluntary basis and provides benefits on a reimbursement basis.

•                  Critical illness insurance.  Critical illness insurance is designed to fill financial gaps not covered by health, disability, life and accident insurance policies when insureds are diagnosed with a critical illness.

•                  Indemnity health insurance.  Indemnity health insurance provides benefits to cover many costs incurred upon the occurrence of an accidental injury or sickness.

In addition to marketing the individual products discussed above, our worksite insurance business works with each employer or association to assess the unique insurance requirements of each employer or association and to select a customized, bundled package of insurance products and services designed to meet those requirements.  The package may consist of insurance products and services offered by our worksite insurance business and/or in-sourced products underwritten by other insurance carriers.

Marketing and Distribution

Most of the products sold by our worksite insurance business are sold to individuals through their employer or other group of which they are a member, a marketing and distribution effort that we refer to as worksite marketing.  Worksite marketing sales generally have two components:

•                  group products, where the employer or association pays the premiums for insurance that covers the employee or member beneficiary as part of the employee or member beneficiary’s compensation package; and

•                  voluntary individual products, where the employee or member elects to purchase supplemental coverage and/or additional insurance products not sponsored by the employer or association, and the employee or member pays the premiums, which are often deducted from the employee’s or member’s pay and submitted to the insurance company by the employer or association.

Most of our worksite insurance products are sold as voluntary products, however some are sold as employer pay group products.

The majority of our worksite marketing business is marketed through independent insurance agents that call on employers, consultants, brokers and other intermediaries that arrange to present product offerings to sponsoring employers or groups located primarily in the southeastern United States.  In general, intermediaries involved in placing our worksite products with employers or groups receive a brokerage commission and/or other fee arrangement which is a percentage of gross premiums generated from the placement.  Our worksite marketing business currently targets mostly small employers and groups in the southeastern United States generally having fewer than 200 individual employees or members.

Business Strategy for the Worksite Marketing Business

Expanding our worksite insurance business is the primary focus of our business strategy.  Our intent is to grow this business by: (1) developing an internal sales force that will market our products nationwide to larger employers and groups; (2) enlarging the geographic focus of our small employer worksite marketing team to focus on select markets nationwide through independent agents; and (3) expanding our product mix by offering additional types of insurance and additional variations of the types of insurance and other services that we currently offer to differentiate us from our competitors.

While our worksite marketing business primarily markets its products through independent agents and consultants that target small employers and groups in the southeastern United States generally having fewer than 200 individual employees or members, our goal is to grow the worksite marketing business by hiring an internal sales force that will market our products nationwide to larger employers and groups with 50 to 10,000 employees or members.  Our internal sales force will market our products to potential worksite market employers, and associations, as well as to intermediaries such as employee benefit consultants and other producers specializing in worksite marketing such as voluntary benefits organizations that offer menus of health benefit options through employers to be selected and paid for by employees, or VBOs, enrollment firms, internal wholesalers, employee benefit consultants and national and regional insurance brokers.  Our senior management team has industry relationships with many of these types of organizations, and we believe that these relationships are instrumental in developing a nationwide worksite marketing organization and should lead to high levels of sales productivity per sales force representative and increase profit margins over time.

We intend to expand our product offerings by offering additional types of worksite life and health insurance products as well as additional variations of the types of insurance that we currently offer.  We are considering whether to introduce new varieties of the following products already offered by us: individual life insurance; group life insurance; disability insurance; and dental insurance.  New products that we may introduce include: medical stop-loss insurance that provides insurance protection to employers who self-fund a portion or all of employee health benefits; vision insurance that covers all or a portion of the costs of diagnostic and preventative eye care services; and accidental death and dismemberment insurance that provides payments to insureds or beneficiaries upon the occurrence of a fatal accident or accident which results in the of loss of limb or eyesight.

We intend to differentiate ourselves from our competitors by offering a broad mix of voluntary and group life and health insurance products that, when combined with our third-party administration services, are designed to provide an attractive mix of products and services to employers and their employees.  We believe that few insurance companies currently offer a wide range of both voluntary and group life and health insurance products through an integrated distribution platform because, historically, voluntary insurance products have been marketed through independent insurance agents and group insurance products have been marketed through internal sales forces.  Because of the potential for conflicts to occur when carriers target worksites through these two marketing channels, most established insurance carriers do not pursue a worksite marketing strategy that offers a wide array of both group and voluntary life and health insurance products as we intend to do.  We plan to avoid these conflicts by having our independent agents and our internal sales force target different segments of the worksite marketplace based on employer size and other criteria.  We are continuing to write life and health insurance business through distribution outlets other than the worksite, primarily senior market insurance products offered through independent agents.  In addition, we earn revenue from administrative services for third parties such as companies with self-funded health plans and other insurance carriers and reinsurers, as well as from commissions for the placement of other insurance carriers’ products through our distribution systems.

The broad mix of insurance products that we are developing will allow us to market our products to a wide variety of companies.  We believe that offering a broad mix of insurance products will enhance our profitability because persistency (the length of time an insurance policy remains in effect or in force before it expires) should increase as customers purchase multiple insurance products from us.  We believe persistency will increase as we strengthen our relationships with multiple product customers and it becomes harder for customers who purchase multiple products from us to switch to other carriers.  We expect that increasing our persistency will reduce our per policy marketing and distribution costs, which will enhance our profitability.

A diversified business is a key part of our risk management strategy.  We do not expect our results of operations to be significantly impacted by pricing cycles because we will offer a diverse mix of products that we believe will not all be affected in the same way by life and health insurance market conditions or changes in the general economy.  We also believe that our product profitability will have limited sensitivity to fluctuations in interest rates because we do not intend to offer interest rate sensitive products such as annuities.  Although rising interest rates will adversely affect the value of fixed income securities in our portfolio and our capital position, we would likely also benefit from rising interest rates as the aggregate rate of interest earned on our investment portfolio increases.

In addition to voluntary premiums, annual group life and health premiums generated through the worksite market exceeded $104 billion in 2003, according to the Life Insurers Fact Book 2004, published by the American Council of Life Insurers.

Our current target market (workplaces with between 50 and 10,000 employees) included over 290,000 businesses in the United States as of August 3, 2003, according to Dun & Bradstreet.  We anticipate growth in the market for voluntary worksite products for the next several years as employers increasingly shift benefit costs to employees.

Worksite marketing is an efficient and convenient way to distribute individual insurance products to employees by deducting premiums from their paychecks and packaging offerings with employer sponsored group coverages.  Some of the marketing and distribution advantages of the worksite marketing approach include:

•                  the credibility of employer sponsored plans;

•                  the convenience of payroll deductions;

•                  the ability to market employee and employer coverages together as packaged products;

•                  the opportunity to market to multiple potential insureds (employees) at the same time;

•                  a simplified underwriting process because potential insureds are assessed as a group based on the demographics of their industry or occupation rather than on an individual basis;

•                  time saving and enrollment efficiencies; and

•                  the assistance of the sponsoring employer’s human resources department.

Our sales and marketing personnel are eligible to participate in a broad-based equity incentive plan.  We believe offering equity incentives that are tied to performance provides us with a significant competitive advantage compared to most worksite insurance companies, which, based on LIMRA International, Inc.’s study of 2003 compensation titled “Compensation of Group Insurance/Healthcare Sales and Service Personnel,” generally do not offer equity incentives to their sales and marketing personnel.

Worksite Insurance Competition

We face competition from many firms in the life and health insurance industry, but we believe a limited number of companies participate in the market in the same manner as we are positioning ourselves to or offer capabilities as comprehensive as we expect ours ultimately will be.  We view the worksite marketing segment of the life and health insurance business as being composed of three different types of companies: (1) companies selling primarily group insurance products, (2) companies selling primarily voluntary insurance products and (3) companies offering both group and voluntary insurance products, but through separate distribution channels.  We believe that most insurers competing in the worksite market tend to focus on either the group market or the voluntary market, with very few competitors focused on offering both group and voluntary products through the same sales organization, which is how we intend to operate.  We believe the fastest growth in the worksite insurance market in the future will be achieved by those insurers offering both group and voluntary products where cross-selling and product packaging opportunities are significant.

Our competitors in the worksite insurance market include AFLAC, Inc., StanCorp Financial Group, Inc., UnumProvident Corp., Transamerica Corporation, Metropolitan Life Insurance Company, American Fidelity Life Insurance Company, Prudential Financial, Inc., Assurity Life Insurance Company, ING Groep N.V., Jefferson-Pilot Corporation and Allstate Financial.  Other commercial competitors that offer various products in the worksite insurance market that do not easily fit into any one of these categories include various small and medium sized life insurance companies.  In the worksite insurance market, competition tends to focus more on the distribution channel.  Competition in the worksite insurance market is based primarily on product mix, service and pricing.

We believe that there are a limited number of competitors that offer both group and voluntary insurance products to the worksite insurance market through the same sales force.  Examples of such carriers include John Hancock Financial Services, Inc., Mutual of Omaha and State Farm Life Insurance Company.

Senior Market Insurance Business

Our senior market insurance business is a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals.  The primary insurance products that this business offers include long-term care insurance that it underwrites and Medicare supplement insurance underwritten by another carrier.  These products are marketed directly to end-customers by independent agents.  The senior market of the life and health insurance industry focuses on providing insurance and other product offerings to senior citizens, whose product needs, risk and underwriting properties differ substantially from the general market.  Products offered directly by our senior market insurance business are underwritten by us and the primary underwriting risk under the policies is retained by us.  Our senior market insurance business is licensed to offer senior market insurance products in 45 states.

Senior Market Insurance Products

The primary insurance products sold by our senior market insurance business include the following:

•                  Long-term care insurance.  Long-term care insurance protects the insured from the costs of long-term care services.  These services include nursing homes, assisted living facilities, adult day care and home health care.  Our long-term care insurance products are underwritten by us and we bear the underwriting risk.  A portion of this risk is reinsured.

•                  Medicare supplement insurance.  Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits.  The Medicare supplement insurance currently sold by us is underwritten by Mutual of Omaha which bears the underwriting risk.  Our predecessor ceased underwriting its own Medicare supplement insurance in 2003, but Medicare supplement insurance policies that it underwrote prior to 2003 are still in force.

Marketing and Distribution

Our senior market products are marketed primarily by independent agents located primarily in the southeastern United States.  These agents generally target individuals directly rather than employers or groups, as our worksite insurance business does.  Our offerings may consist of insurance products and services underwritten by our senior market insurance business or in-sourced products underwritten by other insurance carriers.  For example, in 2003, our predecessor ceased underwriting new Medicare supplement insurance policies, and we now market Medicare supplement insurance underwritten by Mutual of Omaha.

Business Strategy for Senior Market Insurance Business

Growing our senior market insurance business is not a primary objective of our business strategy, but we intend to operate this business efficiently and may consider expanding our geographic target market to select markets throughout the nation.  We believe this business will complement our worksite insurance business and has growth potential due to several demographic trends such as the increase in the proportion of older individuals in the United States population and the continued rise in medical and health care costs.

Senior Market Insurance Competition

We face competition from a number of competitors in the senior market insurance industry.  Our competitors include large national insurers that offer many of the same products that we offer through multiple distribution points.  Competition in the senior market is based primarily on product features, pricing and relationships with independent agents.  The level of operating earnings reported in any period for our senior market insurance business generally depends on growth in underwritten business, business mix, risk concentration, the ability to adjust premium rates, persistency of business in force, benefit payouts and administrative expenses incurred.  Revenues are generated primarily from new and renewal premiums.

Third-Party Administration Business

Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services.  This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business including our existing in force policies.  Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans.  Our third-party benefits administration business focuses on three primary services: insured products administration; self funded health care plan administration; and managed care services.  As of December 31, 2004, our third-party administration business employed 309 individuals.  Based on 2003 revenues, our predecessor ranked in the top 10% of the 386 third-party plan administrators that are members of the Society of Professional Benefit Administrators.

Insured Products Administration

As of December 31, 2004, our third-party administration business administered over 234,000 in force insurance policies, including a wide variety of voluntary, group and individual insurance and reinsurance products.  The primary responsibility of our third-party administration business is to administer the products underwritten by our worksite insurance business and our senior market insurance business, and most of the products administered by the third-party administration business are products underwritten by our insurance businesses.  In addition, the third-party administration business administers various insurance products underwritten by other insurance companies and reinsurers, including Metropolitan Life Insurance Company, AXA Financial, Inc., Blue Cross & Blue Shield affiliates and several reinsurance companies.  The insurance products that our third-party administration business administers include long-term care insurance, group and individual life and health insurance, accident and health and cancer insurance and group and individual dental insurance.  The insurance administration services we provide include: underwriting and policy issuance; claims management; reinsurance administration; and customer service and support.

Self-Funded Health Care Plan Administration

As of December 31, 2004, our third-party administration business provides plan administration services for over 134,000 employees or members of employers or associations that self insure their health care benefits.  We administer preferred provider organization plans, point-of-service plans, health maintenance organization plans, indemnity plans and other healthcare plans provided by independent organizations as well as plans provided by our worksite insurance business and senior market insurance business.  The self-funded health plan administration services provided include: claims administration; eligibility administration; call center administration; design and coordination for customized plans; administration of Health Reimbursement Accounts, or HRAs, (which are employer-funded accounts provided to employees for reimbursement of qualifying medical expenses and the reimbursements are excludable from employee gross income); and administration of dental and short-term disability insurance plans.

Managed Care Services

Our third-party administration business also provides managed care services through our own proprietary provider network of over 14,800 providers, with over 30 leased networks nationwide and our URAC accredited medical management unit.  The managed care programs and services we provide include: utilization and case management (a process through which an insurer assesses, plans, implements, coordinates, monitors and evaluates options and services to meet an individual’s health needs using communication and available resources to promote quality care and cost effective outcomes) and outpatient review; maternity management; disease management (a system of coordinated healthcare intervention and communication for patients with conditions in which the patient typically takes a significant role in their own care); data aggregation and predictive modeling; and on-site and 24-hour nurse triage.  These programs are administered by a medical management staff of 15 nurses and a medical director.

Business Strategy for Third-Party Administration Business

Our primary business strategy is to grow our third-party administration business as it administers the increasing volume of policies and products that we anticipate will be sold by our worksite insurance business as we continue to grow that business.  In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide.

Third-Party Administrative Services Competition

The third-party administrative services business tends to be highly competitive and highly fragmented.  There are a number of third-party administration firms which compete primarily on the basis of service, efficiency and cost.  These competitors range from small local firms to large national firms and include a number of third-party divisions of insurance companies and general agencies.  Our administrative services business will also compete indirectly in certain services provided by general outsourcing firms.  In some cases, third-party administration platforms of larger, well-established companies may have substantially greater financial, management and marketing resources than our third-party administration business.  However, we view our third-party administration business as an integral complementary component of our worksite marketing product strategy going forward and also believe that our additional resources resulting from our initial public offering in December 2004 will enhance our ability to obtain additional third-party administrative service business.

Acquired Business

Our predecessor obtained over time, through assumption and indemnity reinsurance transactions, a number of blocks of life and health insurance business in which it has since elected to discontinue accepting new business.  Revenue from this business reflects renewal premiums and other considerations on business in force that will continue to decline over time as policies lapse.  The earnings generated by acquired blocks of business in any period will be affected by, among other things, historical pricing levels together with approved premium rate increases (if any), diversification of the underlying insurance policies, persistency and loss frequency and severity.

Corporate and Other

The corporate and other segment includes investment income earned on the investment portfolio related to capital and surplus not allocated to the insurance segments.  This segment also includes marketing allowances, commissions and related expenses pertaining to product sales for other insurance carriers, which are currently not material.  In addition, this segment includes certain unallocated expenses, primarily deferred compensation and incentive compensation costs, and other unallocated immaterial items.  The results of this business segment are reflected in discussions of net investment income, realized investment gains and losses, and general insurance expenses.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Life and Health Insurance Industry Competitive Overview

Market composition

Life and health insurance industry premiums, including annuities, in the United States exceeded $504 billion for the year 2003, with approximately $225 billion of statutory equity capital for the year 2003, according to the Life Insurers Fact Book 2004.  Industry participants include large national and international insurers as well as small and medium-sized insurers with varying levels of geographic coverage and/or product lines.  Industry participants also include divisions of multi-line insurance carriers, whose operations may include property and casualty insurance, financial guaranty insurance and/or other specialty insurance lines.  This segment of the life and health insurance business includes a number of insurers, some of which target only the worksite marketing segment of the industry, and some of which offer varying levels of group and individual life, disability, annuity and health products to the employer market while also targeting other market segments.

Operating characteristics of the life and health insurance industry as compared to the property and casualty insurance industry

In general, the life and health insurance industry has limits on volatility because group coverage of most employer groups will cover a significantly diversified number of employees whose mortality (which is the number of deaths in a specific population over a specific period of time) and morbidity (which is the incidence of disease or disability in a specific population over a specific period of time) are relatively independent of each other (exceptions to this general principle include natural and man-made catastrophes, including terrorist events, in which the covered individuals affected are often younger and concentrated in close proximity to one another).  This is different from the property and casualty insurance industry, in which risks are more heterogeneous in nature, policy language is more ambiguous and broad social trends (such as mass tort litigation, jury award trends and judicial and legislative decision making), catastrophes and the emergence of new exposures over time reduce the levels of independence between the underwritten risks so that large losses may occur.  As a result, the life and health insurance business has relatively low underwriting risk compared to the property and casualty insurance business and is not typically subject to significant pricing cycles and major catastrophe and/or mass tort exposures where risk has historically not been adequately considered when determining premium rates based on experience or where new risks have emerged over time and may not have been considered at all when determining premium rates.

Life and health insurance market environment and opportunities

We believe we are well positioned to benefit from a number of significant demographic, governmental and market trends that are currently impacting the life and health insurance industry, including:

•                  an aging United States population with growing financial protection needs;

•                  employers shifting benefit costs to employees;

•                  continued rise in medical and health care costs; and

•                  recently enacted Medicare legislation and medical savings account proposals.

Recent Trends Affecting the Life and Health Insurance Industry

Described below are some of the significant recent events and trends affecting the life and health insurance industry and the possible effects they may have on our operations in the future.

Recently announced governmental investigations and litigation alleging the illegal use of bid-rigging schemes and contingent commissions by insurance companies and brokers may affect life and health insurance industry regulation, practices and customs in ways that we cannot predict.

Within the last twelve months, the New York State Attorney General and other state agencies have filed lawsuits accusing several large insurance brokers of fraudulent behavior, including alleged participation in bid-rigging schemes and acceptance of improper payments from insurers in exchange for agreeing not to shop for competitive quotes for customers of the insurers.  The New York State Attorney General’s office and other state regulatory agencies are investigating a number of property and casualty and health and life insurers for alleged participation in these schemes, as well as arrangements whereby a particular insurer pays an insurance broker additional or contingent commissions for placing a particular volume of insurance or insurance which leads to a certain level of insurer profitability.  This lawsuit and these investigations have resulted in negative publicity and increased price volatility for securities of insurance companies.

In addition, the scope of industry participants subject to investigation and enforcement actions is expanding and likely will continue to expand.  While we have not been subpoenaed or named in a lawsuit, we cannot assure you that we will not become involved in an investigation or be named as a defendant in an enforcement action or lawsuit.

One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change, including, but not limited to, the manner in which insurance is marketed and distributed through independent brokers and agents.  Our business strategy contemplates that we will rely heavily on both independent brokers and agents and our internal sales force to market and distribute insurance products.  We cannot predict how industry regulation, customs and practices with respect to the use of brokers and agents may change. Such changes, however, may adversely affect our ability to implement our business strategy, which could materially affect our growth and profitability.  Such changes could also benefit us.  For example, if larger insurance companies cease to offer contingent commissions to brokers, then smaller insurance companies that generally do not offer such commissions, such as us, would cease to be at a competitive disadvantage when attempting to market their insurance products through these brokers.

Shift of health care financing to employees

As employees are being asked to assume a greater portion of the cost of their health care, they are looking for more efficient products, including major medical and critical illness insurance policies, where the employee is responsible for costs related to minor illnesses and injuries, but is covered for the costs of major illnesses and injuries. We believe we will benefit from this trend in the future because we will have opportunities to cross-sell our third-party administration services to self-insured employers and to expand voluntary sales of insurance products to individual employees that supplement their healthcare and protection needs. We expect to offer a full-service solution to clients and customers that is designed to meet the needs of employers as they continue to alter and reevaluate their benefit packages to employees.

Aging population and increasing demand for protection

There is an unprecedented change occurring in the age distribution of the United States population. The United States population is growing older, and we believe this will have substantial ramifications for the insurance products relating to asset protection, income protection, health care and long-term retirement income over the next thirty years. The aging baby boomer population in the United States is one of the most important transforming forces for the life and health insurance industry. Approximately 35% of the United States population was 45 years old or older in 2002 according to the U.S. Census Bureau. As an increasing percentage of the United States population reaches retirement age, there will be increased demand for “in-retirement” products rather than “to-retirement” products. Aging baby boomers will require immediate annuities, critical illness and long-term care products to meet their needs. The anticipated increase in demand for morbidity products represents one of the most important opportunities in the life and health insurance business. In addition, the tragedy of September 11, 2001, has caused individuals to purchase or increase coverage on life insurance and disability policies, as many people realized that the threat of terrorism was material. Although this increased level of interest may subside, threats of further attacks or more instances of new diseases are likely to keep demand for life and health insurance products high. We believe we will be well positioned to take advantage of this growing demand for mortality and morbidity products given our plans to significantly expand our geographic marketing focus and worksite marketing sales capabilities. Our product suite will include long-term care products, for which we expect demand to increase as a result of these changing demographics.

Historically low interest rates

The current interest rate environment poses a problem for most carriers in the life and health insurance industry.  Most interest-sensitive life and annuity policies sold by United States life insurers have guaranteed minimum crediting rates, determined either by regulation or by contract.  Insurers’ profit margins are being negatively impacted by the decline in the difference between the crediting rate and what they can earn on the underlying assets.  As interest rates fall, the decrease in the difference between the amount insurance companies must pay on their fixed rate products and the amount they can earn on their portfolio assets directly reduces net income.  A rise in interest rates will not necessarily benefit the life and health insurance industry as a whole in the short term because it would cause a decline in the market value of the industry’s bond portfolio (adversely affecting the industry’s capital position) and could increase lapse rates in certain product lines as policyholders cash in their policies to take advantage of higher returns elsewhere.  We also believe that our product profitability will have limited sensitivity to fluctuations in interest rates because we do not intend to offer interest rate sensitive products such as annuities. Although rising interest rates will adversely affect the value of fixed income securities in our portfolio and our capital position, we would likely also benefit from rising interest rates as the aggregate rate of interest earned on our investment portfolio increases.

Volatility in equity markets

The volatility in the equity markets over the past few years has posed a number of problems for some participants in the life and health insurance industry. Many insurers that relied on returns from equity securities to outperform fixed income securities and add to their overall returns have realized significant capital losses in recent years.  Because of the size and duration of the decline in the equity markets, many companies were forced to write-off their capital losses as permanent impairments, which are direct reductions in net income.  Even though the capital markets have recovered, not all companies have participated evenly in the recovery.  We historically have had minimal equity exposure in its investment portfolio (less than 1% of total investments as of December 31, 2004) and we plan to continue to manage equity asset allocations conservatively in the future.

Corporate bond defaults

Corporate defaults and credit downgrades, which have resulted in permanent impairment in the value of many securities, have had a material impact on life and health insurers in the past few years.  Moody’s Investor Service estimates that, as of July 21, 2004, investment portfolios in the life insurance market had $23 billion of exposure to ten major issuers that have recently defaulted or have been experiencing credit problems.  Overall corporate credit quality has declined over the past few years due to recent weakness in the global economy, volatility in the equity markets and the decline of the technology, telecommunication and airline industries, further reducing the value of life and health insurers’ debt investments.  While Kanawha’s debt investments have not been immune to corporate credit problems, including problems relating to some of the issuers noted above, losses from corporate defaults have historically not been material to its financial condition.  We intend to manage our investment portfolio conservatively in the future to attempt to mitigate our risk of losses from corporate defaults.  We expect our investment portfolio will consist mainly of highly rated and liquid fixed income securities, with diversification among asset classes, industries and individual issuers.

Capital adequacy

Some life and health insurance companies have recently suffered significant reductions in capital and will have to improve their capital adequacy ratios to support their business.  In the United States, certain life and health insurance companies have been forced to pay close attention to management of risk-based capital requirements.  Risk-based capital requirements are capital requirements for an insurance company based on an assessment of its aggregate risk exposure determined by analyzing each of its individual risk components, such as the nature of the company’s assets, the risk that its losses will be worse than expected, its exposure to interest rate fluctuations and other business risks.  Risk-based capital requirements are determined and used by insurance regulators, rating agencies, insurance companies and other insurance industry participants.  Fitch IBCA, Inc., estimated in December 2001 that life insurance industry losses resulting from the September 11, 2001, tragedy were between $3.0 billion and $5.0 billion, which represents approximately one to two percent of the life and health industry’s capital for the year 2002. Although a loss of this size is not devastating to overall industry capital as a whole, its impact did not fall evenly across the market, hurting some insurers more than others. In addition to the direct impact on the life and health insurance market, the overall insurance industry, including property and casualty insurance companies, lost between $30 billion and $58 billion in 2001, as estimated by Tillinghast-Towers Perrin.  This catastrophe, in addition to recent substantial reserve deficiencies for property and casualty exposures such as asbestos and environmental and other mass torts, has put tremendous pressure on the capital of some multi-line insurance companies.  We believe this heightened focus on capital management will have an overall positive effect on us as carriers become more disciplined with product pricing and/or exit markets or product lines in which we will compete.

Volatility in reinsurance capacity

Many of the events and trends affecting the life and health insurance industry have had an equal (or greater) impact on the life and health reinsurance industry.  These events have led to a decline in the availability of reinsurance.  Consolidation in the life and health reinsurance industry over the last decade has further reduced competition and capacity in the market.  The combination of increased demand for insurance and the pressure on industry capital, coupled with the need for companies to become more focused on the bottom line, has also led to increased demand for reinsurance at a time of constrained capacity.  While we currently cede a limited amount of our primary insurance business to reinsurers and we plan to continue this practice, diminishing reinsurance capacity has led to increasing reinsurance premium rates and more restrictive terms and conditions, which has negatively impacted our predecessor in the past and may further negatively impact our operations in the future.  See “-Risk Management and Underwriting” for a discussion of how we manage our risks, including how we use reinsurance to manage risk.

DAC impairments

The cost of writing an insurance policy is significant in comparison to its annual premium. Insurance-specific accounting rules under GAAP allow companies to capitalize some acquisition expenses and amortize them over the life of the policies to the extent that there is adequate projected profitability to cover the amortization.  DAC is treated as an asset on the balance sheets of life and health insurers.  As profit margins have declined because of low interest rates, high defaults and other issues, many companies in recent years have been forced to write-down their DAC assets.  These write-downs have the same effect on capital as write-offs of other assets and have had a significant negative impact on the earnings and capital position of several life and health insurers.  We eliminated all of our predecessor’s DAC upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  We began to record DAC prospectively on January 1, 2005.

Renewed emphasis on “core business”

The equity markets are increasingly focusing on insurers’ ability to deploy their capital and improve their return on capital.  We believe that the current difficult investment environment has led a number of multi-line insurance companies in the United States and Europe to reassess their business models and divest some or all of their life and health insurance and/or annuity operations.  We believe this trend and the resulting marketplace disruption presents us with opportunities to capture additional market share in products we will underwrite and market as well as potentially allowing us to grow our business more rapidly through selected acquisitions of blocks of business and/or product lines.

Consolidation and demutualizations

Some of the largest life insurance companies in the United States, including Prudential Financial, Inc., Metropolitan Life Insurance Company, Mutual of New York, a subsidiary of The MONY Group Inc., and John Hancock Financial Services, Inc.  (The MONY Group Inc. and John Hancock Financial Services, Inc. were subsequently acquired by other companies), recently changed their form of ownership from a mutual structure to a stock company structure through a process called demutualization.  We believe that many of these companies are still adjusting to being owned by shareholders who may be much more demanding with respect to returns than policyholders.  There has been some consolidation in the life and health insurance industry over the last few years. Further consolidation is possible as companies try to gain economies of scale.  In many cases, smaller books of business will no longer fit the combined company’s strategy and will be closed or put up for sale.  As a result of these factors, we believe that we will have opportunities to gain market share as other life and health insurers focus on internal issues as well as opportunities to acquire some lines and/or blocks of business that will augment or complement our business.

Customers

We have many customers that purchase our insurance products, and we are not dependent on any single customer, or group of customers in any of our business segments.  No single customer represents more than ten percent of our total consolidated revenue.  Longstanding relationships exist with many customers who purchase products on a continuing basis, and we continually attempt to maintain and improve these relationships.  The loss of business from these customers or an increase in business from these customers could have a significant impact on the results of our operations.

Competitive Factors

We believe that the factors that enable us to compete effectively include:

An experienced management team and an entrepreneurial culture.  We have a talented and experienced management team both at the holding company level and at each of our operating businesses.  Our management team is led by our chairman, president and chief executive officer, Kenneth U. Kuk, who has 17 years of experience in the life insurance industry.  Stanley D. Johnson has been the chief executive officer of Kanawha since 1986 and is a member our board of directors.  Members of our executive management team have an average of over 20 years of experience in the life and health insurance industry, including experience in the areas of executive management, underwriting, marketing, distribution, claims processing, actuarial, legal, finance and investments.  We believe this experience is useful in executing our business strategy to grow our own nationwide worksite marketing operation and marketing our insurance products nationwide.  We promote a set of corporate values and a common corporate culture that we believe enables us to leverage business ideas, risk management expertise and focus on regulatory compliance across our businesses.  We intend to reward and encourage entrepreneurship at each business segment, in part by implementing performance-based compensation systems.

Strong relationships with key clients, distributors and industry personnel.  Our executive managers, senior executives and sales managers have industry relationships with existing worksite market customers and independent agents in the southeastern United States and potential worksite market customers and agents nationwide, including employers, VBOs, enrollment firms, internal wholesalers, employee benefit consultants and national and regional insurance brokers.  We believe that the strength of these distribution relationships enable us to market our products and services to our existing customers in an effective and efficient manner and will be instrumental in developing our nationwide worksite marketing efforts.

A broad product mix of both voluntary and group insurance products offered through an integrated distribution platform.  We offer a variety of products that meet the needs of group and voluntary customers throughout various stages of their development and lifecycles.  We have the capability to package insurance products underwritten in-house, insurance products from other carriers and administrative services options as a “total solutions” product to our clients and customers, which we do not believe can be duplicated easily by our competitors.  We believe our insurance operations combined with products in-sourced from other carriers and administrative services options provided by our third-party administration business provide the foundation for significant product cross-selling and product extension opportunities.  We believe that persistency and profitability are enhanced by offering a wide variety of insurance products to group and voluntary customers.

Strong administrative capabilities in third-party administration.  Our third-party administration business provides plan administration services for over 134,000 employees or members of employers or associations that self-fund their healthcare benefits.  We offer a flexible and broad suite of administrative services and products that can be highly customized to provide tailored solutions to customers.  We intend to significantly expand our strong regional third-party administration business as it administers the increasing volume of policies and products that we anticipate will be sold by our worksite insurance business.

A disciplined approach to underwriting and risk management.  We have implemented a disciplined underwriting and risk management policy.  We focus on generating profitability through careful analysis of risks and draw on our experience in core specialized markets.  One of the tools we use to manage our risk is our tele-underwriting program, which enables our trained underwriters to interview individual health insurance applicants over the telephone, which enables our underwriters to ask case-specific questions and gather case-specific information and thus better assess the risks of insuring a specific potential insured, set appropriate premiums and identify applicants that require additional screening.  In addition, we closely monitor regulatory and market developments and adapt our approach as we deem necessary to achieve our underwriting and risk management goals.  For example, we have exited products in which we were not achieving acceptable profitability and intend to introduce new products in insurance environments that are more favorable.  Our three primary businesses offer a diverse mix of products and services throughout the southeastern United States.  These products and businesses generally are not affected in the same way by economic and operating trends, which we believe allows us to maintain a greater level of financial stability than many of our competitors across business and economic cycles.  We expect our product and geographic diversity to further increase as we continue to implement our business strategy by expanding our product mix and implementing our nationwide marketing effort.  We are focused on loss containment, and we purchase reinsurance as a risk management tool to diversify our risk and protect against unexpected events, such as catastrophes.  We strive to improve our disciplined underwriting and risk management philosophy, which we believe will enable us to realize above average financial returns while focusing on our strategic objectives.

Excellent financial strength.  As of December 31, 2004, we had approximately $770 million of total assets and approximately $188 million of shareholders’ equity.  Kanawha, our insurance subsidiary, has financial strength ratings of A- (excellent) from A.M. Best and A- (strong), with a stable outlook, from S&P.  These ratings reflect each rating agency’s current opinion of Kanawha’s financial strength, operating performance and ability to meet obligations to policyholders and contract holders.  We employ a conservative investment policy and our portfolio primarily consists of high grade, fixed income securities.  As of December 31, 2004, we had approximately $579 million of cash and investments, consisting primarily of investment grade bonds with an average rating of “AA-”.  We believe our solid capital base and overall financial strength allow us to distinguish ourselves from our competitors and enable us to attract clients that are seeking an insurance company with long-term financial stability.

Strong regional life and health insurance platform.  We are a voluntary life and health insurance company in the southeastern United States with many attributes that will aid us as we seek to expand our product selection and implement a nationwide marketing and distribution focus.  These attributes include:

•                  a history of strong financial strength ratings for many years;

•                  licenses to provide life and health insurance products in 45 states;

•                  management, administrative and technology personnel and systems that serve our current product mix and regional marketing efforts that we believe are capable of expanding to serve a broader product mix and national marketing efforts while generating cost savings through economies of scale;

•                  a current book of in force insurance that likely will be a key contributor to the profitability of our insurance businesses;

•                  a comprehensive set of worksite life and health insurance products;

•                  dedicated employees and knowledgeable insurance professionals;

•                  a conservatively managed, diversified investment portfolio; and

•                  an efficient, well regarded worksite marketing business focused on small to midsize companies in the southeastern United States that we believe can be expanded to market to larger companies nationwide without significant conflict with our other marketing and distribution efforts, including our efforts to market insurance products tailored to the needs of seniors and to market insurance products through independent agents.

Business Strategy

Our objective is to achieve superior financial performance by transforming our position as a regional voluntary life and health insurance company into a national life and health insurance company with an expanded product mix and nationwide marketing focus.  We intend to achieve this objective by executing the following strategies in pursuit of profitable growth:

Expand our experienced management team.  We have begun to and intend to continue to hire additional senior management personnel with a significant amount of experience in the life and health insurance industry, particularly with experience in product development, underwriting, marketing and sales management within the worksite marketing distribution channel.  We believe this experience is useful in executing our business strategy to grow our own nationwide worksite marketing operation and market our insurance products nationwide.

Develop a nationwide marketing organization primarily focused on worksite marketing.  We believe that one of our critical success factors is to build a national sales and marketing organization that is focused on the worksite market.  We believe the creation of such an organization, combined with implementation of our product development strategy, is the foundation for our growth plan.  To implement our strategy to grow our worksite marketing operation we are taking the following actions:

•                  Continue to hire employees with worksite marketing sales experience.  We have begun to and intend to continue to recruit additional insurance executives with experience in marketing worksite products to sponsoring employers and third parties including VBOs, enrollment firms, internal wholesalers, employee benefit consultants, brokers and other parties.  As part of our strategy to expand our product mix and to expand our geographic coverage of our sales and marketing efforts, we have hired and intend to continue hiring individuals who have experience with the new products that we intend to introduce and with customer relationships in the new geographic areas that we are targeting.

•                  Target larger employers nationwide.  Our new and expanding internal sales force is targeting employers with 50 to 10,000 employees.  This target market includes over 290,000 businesses in the United States according to Dun & Bradstreet.  Historically, our predecessor concentrated on employers having less than 200 individual employees.  We believe that with our enhanced marketing organization and expanding sales force, we are well equipped and will become even better equipped to serve larger employer sponsor groups.  Targeting larger employers or groups with larger numbers of employees or members should enable us to sell more insurance premiums with less sales, marketing, administrative and other overhead costs per premium dollar, which should improve our profit margins on worksite insurance products.

•                  Implement performance-based equity compensation incentives.  We have begun to review options to implement performance-based equity compensation incentives for our sales and marketing employees that emphasize profitability, sales volume, cross-selling our products and services and bundling packages of the products that we market.  These incentives already include equity incentive awards, such as awards of options to purchase our common stock.  Generally, our competitors do not offer similar broad-based equity incentive awards, which gives us an advantage in continuing to hire and retain talented sales and marketing personnel.  We believe that implementing performance-based equity incentives will increase our sales and profitability by aligning the interests of our marketing employees with our sales and profitability objectives.

•                  Collaborate with key third parties.  We have begun and will continue to seek to hire senior sales management professionals who have experience interacting with the many constituencies involved in our product distribution efforts.  We believe that it is important to our success that senior sales management interact with our sales force, sponsoring employers, benefit advisors and other product intermediaries and independent agents.  We believe relationships between these parties, as well as with our insurance businesses and our third-party administration business, can be expanded to enhance our product packaging capabilities and cross-selling abilities, including the bundling of insurance and related products and services from our insurance businesses, our third-party administration business and other insurance carriers.

•                  Target small employers nationwide.  Historically, our predecessor targeted small employers and groups in the southeastern United States generally having less than 200 individual employees or members through a network of independent agents.  We are growing our presence in this niche market by expanding the geographic focus of our independent sales agents to focus on select markets nationwide.

Expand the types and varieties of insurance products and related services that we offer.  In addition to developing a more effective marketing organization, we are focusing on our product development and offering strategy.  We believe that it is not only the individual products that we offer that differentiate us from our competition in the worksite insurance market, but also the breadth of our product mix.  Our objective is to expand our existing product mix and add complementary products that together will provide a product offering that cannot easily be duplicated by our competitors.  This differentiated product set should allow our sales force the ability to offer our employer sponsors and our distribution partners bundled packages of multiple insurance products and services that are tailored to meet our customers’ unique needs.  Our strategy for increasing our product mix includes the following:

•                  Provide additional group and voluntary insurance products.  We intend to expand our product offerings by offering additional types of worksite life and health insurance products as well as additional variations of the types of insurance that we currently offer.  We may introduce new varieties of the following products already offered by us: individual life insurance; group life insurance; disability life insurance; and dental insurance.  New products that we may introduce include: medical stop-loss insurance that provides insurance protection to employers who self-fund a portion or all of employee health benefits; vision insurance that covers all or a portion of the costs of diagnostic and preventative eye care services; and accidental death and dismemberment insurance that provides payments to insureds or beneficiaries upon the occurrence of a fatal accident or accident which results in the of loss of limb or eyesight.

•                  In-sourced product offerings.  We believe that expanding the variety of in-sourced products that we market is necessary to accomplish our goals of expanding our product mix and marketing customized bundled product packages tailored to a customer’s needs.  As we continue to seek to grow our product mix, bundled solutions and geographic marketing scope, there will be instances where potential customers have needs that we cannot satisfy with products underwritten by our insurance businesses.  Developing a full complement of in-sourced products will be necessary to successfully achieve our growth objectives.

Develop client-focused strategy.  We believe that long-term success in the worksite market is predicated on a client-driven strategy often missing in the market today.  We focus on the unique requirements of sponsoring employers and worksite intermediaries.  To satisfy our customers’ individual insurance requirements, we are working to offer more bundled packages of multiple insurance products and services that are tailored to meet our customers’ needs.  These bundled solutions are to be marketed by our internal sales force and independent agents and will include both group policies as well as voluntary policies traditionally marketed by independent agents.  Many of these bundled solutions will utilize products and services provided by all three of our businesses.  For example, we can provide a full insurance solution for an employer that is self insuring its employees by bundling: (1) administration and claims handling services relating to the self-insured plan; (2) a medical stop-loss product which caps our clients self-insured exposure; (3) group and voluntary insurance product offerings underwritten by us as part of an employee benefit package; and (4) insurance products from other insurance carriers structured to fulfill group and voluntary insurance product needs that we do not underwrite ourselves.

Improve the efficiency of our third-party administration business.  Our business strategy is to grow our third-party administration business primarily by having it administer the increasing volume of policies and products that we anticipate will be sold by our worksite insurance business.  We believe that our third-party administration business has the capacity to administer additional policies and that as this business administers a higher volume of policies, our per policy administration costs will decrease and our consolidated net profits will increase.  While increasing the volume of insurance products administered for unrelated third parties will not be a primary growth initiative for this business, as our national worksite marketing business develops we intend to opportunistically market our third-party administration services to other insurance carriers and reinsurers, as well as our traditional end client base, such as self-insured plans, stop loss insurers, pharmacy benefit organizations and various managed care service providers.

Improve capital management.  We intend to manage our capital prudently relative to our risk exposure to enhance risk-adjusted returns on investments and long-term growth in shareholder value.  Our capital management strategy is to maintain financial strength through conservative and disciplined risk management practices.  We intend to do this through product design, strong underwriting and risk selection and prudent claims management and pricing.  In addition, we intend to maintain our conservative investment portfolio management philosophy and properly manage our invested assets in order to match the duration of our insurance product liabilities.  We intend to manage our business segments so that they have the appropriate level of capital required to obtain the ratings necessary to operate in their markets and to satisfy various regulatory requirements.  We are also evaluating and implementing cost-cutting measures in each of our business lines.

Maintain a disciplined risk management approach.  We intend to maintain a disciplined risk management approach through flexible underwriting and pricing strategies, diversification of products, industry, geography and customers and the use of reinsurance.  We are focused on profitable products and markets and a flexible approach to product design.  We have implemented a collaborative effort between our marketing and underwriting teams that we believe will permit us to opportunistically take advantage of sales opportunities and underwrite profitable policies.  We continuously evaluate the profitability of our products and pursue pricing strategies and adjust our mix of businesses by geography and by product so that we can maintain attractive pricing and margins.  We seek to price our products at levels which help us achieve our target profit objectives.

Pursue acquisitions opportunistically.  While our primary focus is organic growth of our existing businesses by expanding our product and marketing capabilities, we evaluate opportunities to grow through strategic alliances and acquisitions of blocks of business and/or companies that are compatible with our core businesses.

Risk Management and Underwriting

We manage our risks through (1) diversification of products, industry, geography and customers, (2) disciplined underwriting and product pricing practices and (3) the use of reinsurance.  To account for and manage our risks, we establish and carry as liabilities actuarially determined reserves that we believe will be sufficient to meet our future obligations.

Diversification

We diversify our earnings from premiums by offering a diverse set of voluntary life and health, long-term care, indemnity health, critical illness, Medicare supplement insurance and other coverages.  These products all have differing price, market and risk characteristics.  The underwriting risk on life insurance is generally diversified because covered lives of individuals are typically relatively independent of each other.  Natural and man-made catastrophes, such as terrorist attacks, are the one exception where numerous life insurance claims may occur at once.  Geographic diversity of insureds is generally the best protection for such risks.  The recently enacted federal terrorism act that provides a backstop to the insurance industry excludes life insurance exposures.  In addition to the increased risk due to terrorism, there is significant risk from epidemics such as the SARS or West Nile viruses or other diseases that can spread quickly around the world given the increasing levels of individual travel, commerce and interdependency between nations involved in a global economy.  We could be materially impacted by any one of these events if they were to strike a significant block of our insureds within a short period of time.  Our worksite products are spread among different employers throughout the southeastern United States.  We will continue to monitor these “macro” issues on an ongoing basis and will evaluate concentrations of risk as part of our underwriting process to optimize the diversification of risk exposures.  Our product and geographic diversification should improve as we implement our strategy to develop a nationwide worksite insurance business with expanded product offerings.

Underwriting and Pricing

We manage the risk associated with the insurance policies that we place by implementing disciplined underwriting and product pricing practices that are tailored by product.  Our group product underwriting and pricing is centralized.  We have developed standard rating systems for each product line based on past experience and relevant industry experience.  We are not obligated to accept any application for a policy or group of policies from any distributor and/or worksite employer.  Our uniform underwriting policies provide that if the coverage exceeds prescribed age and amount limits, we may require a prospective insured to submit to medical examinations.  Product pricing of group insurance products is based on the expected payment of benefits under the policies that are calculated using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features.

Our individual life and disability insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual insurance products.  We may require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested.

Consistent with other carriers offering long-term care insurance in the life and health insurance industry, our and our predecessor’s claims have exceeded those anticipated when our predecessor first developed long-term care products in certain states.  Most significantly, our and our predecessor’s cumulative claims experience for long-term care products in the state of Florida has been 25% higher than expected.  As a result, our predecessor filed for and obtained rate increases in the range of 5.0% to 18.5% for seasoned business in the majority of jurisdictions in which our long-term care insurance is in force; these rate increases generally take effect on the policyholder’s next anniversary date.  To date, rates for newly issued long-term care insurance have been filed and are currently in effect in 37 states, which represent increases of as much as 20% to 35% over our legacy long-term care insurance pricing levels.  We intend to continue to monitor our legacy long-term care insurance in force and make further pricing and other underwriting adjustments when contractually permitted, if necessary, which will be based on the experience of our long-term care insurance business going forward.  While we can provide no assurance, we expect the actions that we have already taken and the pricing discipline we are implementing in writing new policies will allow us to improve the profitability of our long-term care insurance business.

Reinsurance

Generally, we purchase reinsurance coverage for the following major business purposes:

•                  Protection from underwriting risks.  As part of our overall risk and capacity management strategy, we purchase reinsurance for some risks underwritten by us, such as excess of loss coverage for individual or group claims.

•                  Dispositions of insured business.  We use reinsurance to facilitate the sale or exit of product lines and/or blocks of business.  This is common in the insurance industry because each insurer offers a distinct set of product lines, which complicates the acquisition and disposition of stand-alone legal entities, and in certain cases, large blocks of insurance business.  In general, a disposition through a reinsurance transaction will include a 100% co-insurance agreement under which 100% of the policy benefit reserves and related assets of the subject business will be transferred to the reinsurer.  Also, given the fact that the primary insurer is still legally obligated under the policies reinsured, these agreements generally require some degree of credit support including bank letters of credit, reinsurer deposits with the reinsured party and trust agreements under which the assets backing the liabilities of the reinsured business are held in a trust along with excess collateral and the reinsurer is obligated to fund the trust if the value of the assets is deemed insufficient to fund the liabilities.

•                  Capital management.  We purchase reinsurance as a capital management tool.  State insurance regulations and accounting regulations permit us to reduce our required capital when underwriting risks are appropriately offset by reinsurance, which allows us to free up capital to enable us to write additional business.

Reinsurance is either provided on a treaty basis or a facultative basis, and is generally structured in the proportional form or an excess of loss basis for both individual losses and losses in the aggregate.  In an indemnity reinsurance transaction offered on a treaty basis, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium.  These agreements provide for recovery of a portion of losses and associated loss expenses from reinsurers.  These losses and loss expenses refer to the expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs plus losses incurred with respect to claims.  The terms of these agreements, which are typical for agreements of this type, generally provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of our retention limits (the amount of loss per individual or in the aggregate that we are willing to absorb).  For excess of loss coverage, we pay premiums to the reinsurers based on rates negotiated and stated in the treaties.  For proportional reinsurance, we pay premiums to the reinsurers based upon percentages of premiums received by us on the business reinsured and the reinsurer accepts a proportional percentage of losses on the reinsured business.  These agreements are generally terminable as to new risks by us or by the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer.  The other commonly known form of reinsurance is referred to as facultative reinsurance in which a specific risk is insured, such as upon the cession of a specific portion of a large insurance policy.

In most cases in which we choose to reinsure an underlying exposure, we expect to purchase reinsurance on a treaty basis and either in the form of proportional or excess of loss coverage, dependent on the underlying properties of the insurance products.  In select cases, we may purchase reinsurance on a facultative basis in cases in which we have high exposures on specific individual insured risks.

Our significant reinsurance includes the following:

•                  Individual and group life.  Our predecessor reinsured its directly written in force individual life insurance policies on an excess of loss per risk and aggregate basis above identified retention limits.  This reinsurance was with subsidiaries of G.E.  Employers Re and Scottish Re.  G.E.  Employers Re notified our predecessor that, effective February 29, 2004, it no longer accepts new business under this treaty.  The treaty, however, remains in effect with respect to business previously reinsured under the treaty.  Scottish Re replaced G.E.  Employers Re as the reinsurer for all new business.  We also reinsure much of our acquired individual life insurance policies with Reassure America Life Insurance Company (a subsidiary of Swiss Re).  We reinsure our group life and accidental death and dismemberment insurance policies with Munich American Reassurance Corporation on an excess of retention basis.  Individual and group worksite term life insurance (life insurance written for a specified period and under which no cash value is generally available on surrender) products are reinsured on a 50% coinsurance basis with Hannover Re, which means that Hannover Re bears the risk for 50% of any claims losses and costs incurred with respect to these policies.  We intend to continue to monitor our risk retention levels on our life insurance policies and will seek to maintain a reasonable balance between reinsured and retained risk.

•                  Fixed annuity block.  Our predecessor discontinued underwriting new fixed annuity products effective December 31, 2003, and we intend to in-source these products from other life and health insurance carriers.  All in force annuity products as of December 31, 2003, were ceded via a 100% coinsurance agreement with Madison National Life Insurance Company, a subsidiary of Independence Holding Company.  Madison National assumed all product administration of this block of business in early 2004.  All risks and profits generated by the reinsured business have been transferred to Madison National; however, we are still liable on a primary basis for this business should Madison National fail to honor its reinsurance obligations.

•                  Long-term care.  We have reinsured 15% of the risk on the earlier generations of our long-term care insurance with Employers Re and GenRe on a quota share basis, which means that we are responsible for 85% of all losses under these policies.  We have reinsured 60% of the risk on our current long-term-care product with Munich American Re on a quota share basis, which means that we are responsible for 40% of all losses under these policies.

•                  Medicare supplement block.  In 2003, our predecessor ceased underwriting new Medicare supplement insurance and began offering the product to the senior market on an in-source basis through an alliance with Mutual of Omaha.  Although we have not made a final decision on whether to reinsure this block of business, we are currently soliciting offers to reinsure this block of business.  We anticipate that any reinsurance agreement that we enter in the future with respect to this block will be structured via 100% coinsurance contracts with all risks and profits generated by the reinsured business being transferred to the identified reinsurer(s).

•                  Group critical illness.  In 2005, we plan to offer new group critical illness products that will be reinsured with Hannover Re.

•                  Other miscellaneous blocks of business.  The availability of life and health reinsurance has significantly diminished as a result of the events of September 11, 2001, and other unique circumstances within the life and health reinsurance industry, as noted elsewhere in this report.  A number of our reinsurance agreements relating to major medical, indemnity health, accidental death and dismemberment and other insurance coverages have been recently cancelled by the reinsurers due to lack of volume of business submitted, and the reinsurers will not accept new business pursuant to these agreements.  While we would prefer to retain reinsurance coverage for certain of these business lines and other older and smaller blocks of business in the future assuming acceptable pricing levels, we are comfortable retaining full exposures in these areas given our view that the current pricing environment in the life and health reinsurance industry adequately covers the underwriting risk inherent in these products.

Under reinsurance transactions in which we are the ceding insurer, we have retained primary liability for the underlying policy claims of the insured risks if the assuming company fails to meet its obligations.  To limit this risk, we have control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure.  The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification.  At December 31, 2004, over 99% of our reinsurance recoverables were due from reinsurers rated A- or better by A.M.  Best.  We now seek to purchase reinsurance from only those entities rated A- or better by S&P or A.M.  Best and we regularly monitor collectibility of our reinsurance recoverables, making reserve provisions for amounts we consider potentially uncollectible and requesting collateral where necessary.  We apply the same financial analysis and approval processes to the selection of reinsurance and other financial protection counterparties as we do to the underwriting of our own primary insurance products.

Our management intends to conduct ongoing reviews of the pricing and operational characteristics of each of the products offered by us, our current reinsurance agreements in force, acceptable risk retentions and reinsurance alternatives, and the availability and cost of reinsurance applicable to our products.

Gross Annualized Premium in Force, Ceded Portion and Net Amount Retained

The following table details our gross annualized premium in force segregated by product type, the portion that was ceded to reinsurers and the net amount retained as of December 31, 2004.

	As of December 31, 2004
	Gross	Ceded	Net	Percentage Retained
Life insurance and annuities	$14,595,424	$806,638	$13,788,786	94.5
Group life insurance	1,377,152	251,914	1,125,238	81.7
Individual accident and health insurance	107,553,398	13,012,657	94,540,741	87.9
Total consolidated	$123,525,974	$14,071,209	$109,454,765	88.6

Assumed Reinsurance

We have also assumed blocks of reinsurance on both an indemnity and assumption basis.  We do not currently intend to acquire additional blocks of reinsurance, but some of the reinsurance previously purchased by us remains in force and will affect our future earnings depending on the future experience of these blocks of business.  The most significant of these blocks of business include coverages for waiver of premium benefits associated with certain life policies underwritten by AXA Financial, Inc., individual health insurance business from Metropolitan Life Insurance Company and life insurance business from ING Groep N.V.  Other smaller life and accident and health insurance blocks of business were also assumed during the period 1985 through 1998.

Policy Benefit Reserves

We establish and carry as liabilities, actuarially determined reserves that we believe will meet our future obligations.  In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we establish policy benefit reserves to recognize our future benefit obligations for our in force life, disability and other related policies.  We base the amounts of these reserves on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which we modify to reflect our actual experience when appropriate.  Reserves also include claims and claims expenses (the expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs) reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

Policy benefit reserves, whether calculated under GAAP or SAP, do not represent an exact calculation of future policy benefits and expenses but are instead estimates made using actuarial and statistical procedures.  We cannot assure you that any such reserves will be sufficient to fund our future liabilities in all circumstances.  Future loss development could require reserves to be increased, which would adversely affect earnings in current and/or future periods.  Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, the incidence of disability claims and the rate of recovery, taking into account the effects of inflation and other societal and economic factors, persistency, mortality, loss severity and the interest rates used in calculating the reserve amounts.  The reserves reflected in our consolidated financial statements are calculated in accordance with GAAP.

We regularly review and update policy benefit reserves, using current information.  Any adjustments are reflected in current results of operations.  However, because the establishment of reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed existing reserves.

Investments

Investment returns are an important part of our overall profitability.  For the year ended December 31, 2004, our predecessor’s net investment income was approximately $25.2 million (after a one-time incentive payment of $1.6 million to one of its outside investment managers at the conclusion of the contract period) and our predecessor’s net realized gains on investments were approximately $9.4 million, which collectively accounted for approximately 22.5% of our predecessor’s total revenues during this period.  As of December 31, 2004, much of our investment portfolio consisted of fixed maturity securities, such as corporate and government bonds, United States Treasury securities and asset backed debt securities, and less than 1% of our investments were equity securities.  A portion of our fixed income securities have equity components, which reduce their current yield.  We intend to sell many of these securities and reinvest the proceeds in higher yielding instruments that do not have equity components, which will likely result in higher current earnings and reduced capital gains.

Significant fluctuations in the fixed income market, such as changes in interest rates could impair our profitability, financial condition and/or cash flows.  In addition, the natural volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses.  Of our fixed maturity securities, as of December 31, 2004, (1) 99.3% were scheduled to mature in more than twelve months and had a weighted-average interest rate of 5.07% and (2) 0.7% were scheduled to mature in less than twelve months and had a weighted-average interest rate of 4.83%.  We have attempted to structure our investment portfolio so that its interest rate and maturity schedule are appropriately matched with its expected insurance liabilities to ensure that cash flows are available to pay claims as they become due.  We intend to expand Kanawha’s pre-acquisition asset/liability matching strategy to reduce the adverse effects of interest rate volatility and to engage asset/liability management specialists to implement our asset/liability matching strategy.  However, these strategies will not be able to completely eliminate, and may fail to significantly reduce, the adverse effects of interest rate volatility, and we cannot precisely predict the timing and magnitude of all claims.  Accordingly, we cannot assure you that significant fluctuations in the level of interest rates and the unforeseen timing and magnitude of claims will not have a material adverse effect on our business, results of operations and financial condition.

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and preferred stocks.  Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in investment losses.  Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of the issuer.  As of December 31, 2004, we held approximately $409.6 million of fixed maturity securities, or approximately 88.8% of the carrying value of our total invested assets at that date.  Our fixed maturity portfolio also includes below investment grade securities, which comprised approximately 2.2% of the carrying value of our total fixed maturity securities at December 31, 2004.  These investments generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities.  A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition.  Our predecessor’s other-than-temporary impairment losses on available-for-sale securities were approximately $0.7 million for the year ended December 31, 2004.

As of December 31, 2004, less than 1% of the carrying value of our total investments was invested in common stock; however, our predecessor had higher percentages of common stock in its portfolio in the past and we may increase the percentage of our portfolio that is invested in common stock in the future.  Investments in common stock generally provide higher total returns, but present greater risk to preservation of principal than fixed income investments.

We have in the past invested, and we may in the future invest, in relatively illiquid securities including certain infrequently traded public fixed maturity securities, privately placed fixed maturity securities, mortgage loans, policy loans, limited partnership interests and real estate investments.  These asset classes represented approximately 12.4% of the carrying value of our total cash and invested assets as of December 31, 2004.  If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.  Our inability to quickly dispose of illiquid investments could have an adverse effect on our business, results of operations and financial condition.

Our investment committee establishes our investment strategy, policies and guidelines for hiring external investment managers.  Our investment committee consists of Kenneth U. Kuk, Scott H. DeLong III, Stanley D. Johnson, Alfred L.  Ferguson, Robert E. Matthews and R.  Dale Vaughan.  Our management, with the assistance of external managers, implements our investment strategy.  The policies and guidelines set by our investment committee will specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes.  The investment committee monitors our overall investment returns, reviews compliance with our investment guidelines and reports overall investment results to our board of directors on a quarterly basis.

Management of our investment portfolio is a critical part of our business strategy and materially affects our profitability.  Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management’s forecast of our cash flows and the possibility of unexpected cash demands such as unexpected insured losses.  However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines allow us to deviate from those minimum criteria provided such deviations reduce overall risk.  Our fundamental investment philosophy is to manage assets within our stated risk parameters to generate consistent levels of investment income with competitive risk-adjusted returns over the long-term.  In accordance with our investment strategy, we seek to:

•                  preserve principal and maintain liquidity while generating above-average returns on a risk-adjusted basis, through a high quality, diversified portfolio;

•                  manage credit, interest rate, prepayment and market risks;

•                  mandate that our investment portfolio consist mainly of highly rated and liquid fixed income securities, with adequate diversification among asset classes, industry concentrations and individual issuers; and

•                  adhere to all applicable regulatory requirements and laws.

Historically, our predecessor did not use financial futures, forwards, options, swaps or other derivative financial instruments.  Without the approval of our board of directors, we will not purchase financial futures, forwards, options, swaps and other derivatives, except for purposes of hedging capital market risks or replication transactions, which are defined as a set of derivative and securities transactions that, when combined, produce the equivalent economic results of an investment meeting our minimum criteria.

Regulation

General.  Our insurance operations are subject to a wide variety of laws and regulations. South Carolina and other state insurance laws regulate most aspects of our insurance businesses.  We are regulated by the insurance department of South Carolina, the state in which our insurance subsidiary is domiciled, and by the insurance department of each state in which we are licensed.  At the present time, we are licensed to transact business in 45 states. Our insurance products and our businesses also are affected by some United States federal laws.

The purpose of the laws and regulations affecting our insurance businesses is primarily to protect our customers and not our shareholders.  Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general) from time to time may make inquiries regarding compliance by us and our subsidiaries with insurance and other laws and regulations regarding the conduct of our insurance businesses.  We will cooperate with such inquiries and take corrective action when warranted.

State Regulation

General.  We are subject to regulation in the various states and jurisdictions in which we transact business.  The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state.  The regulation, supervision and administration relate, among other things, to:

•                  standards of solvency that must be met and maintained;

•                  the payment of dividends;

•                  changes of control of insurance companies;

•                  the licensing of insurers and their agents;

•                  the types of insurance that may be written;

•                  guaranty funds;

•                  privacy practices;

•                  the ability to enter and exit various insurance markets;

•                  the nature of and limitations on investments, premium rates, or restrictions on the size of risks that may be insured under a single policy;

•                  reserves and provisions for unearned premiums, losses and other obligations;

•                  deposits of securities for the benefit of policyholders;

•                  payment of sales compensation to third parties;

•                  approval of policy forms; and

•                  the regulation of market conduct, including underwriting and claims practices.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports, prepared under SAP, relating to the financial condition of companies and other matters.

Regulation of Health Insurance Products.  State regulation of health insurance products varies from state to state, although all states regulate premium rates, policy forms and underwriting and claims practices to one degree or another.  Most states have special rules for health insurance sold to individuals and small groups.  For example, a number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for small groups with similar demographics.  Every state has also adopted legislation that would make health insurance available to all small employer groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers.  The United States Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review.  In addition, various states are considering the adoption of “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public health care insurance. We cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on our insurance businesses and operations.

A number of states have enacted new health insurance legislation over the past several years.  These laws, among other things, mandate benefits with respect to some diseases or medical procedures, require health insurers to offer an independent external review of certain coverage decisions and establish health insurer liability.  There has also been an increase in legislation regarding, among other things, prompt payment of claims, privacy of personal health information, health insurer liability and relationships between health insurers and providers.  We expect that this trend of increased legislation will continue.  These laws may have the effect of increasing our costs and expenses.

Regulation of Employee Benefits Products.  State regulation of non-medical group products, including group term life insurance, group disability and group dental products, also varies from state to state. As with individual insurance products, the regulation of these products generally also includes oversight over premium rates and policy forms, but often to a lesser degree. The regulatory environment for group term life insurance is relatively established, with few significant changes from year to year.

Group preferred provider organization (“PPO”) dental insurance policies are generally regulated in the same manner as non-PPO dental policies, except to the extent that a small number of states have chosen to restrict the difference in benefits allowable between in-network and out-of-network services.  Also, some states directly regulate the operation of the PPO network by requiring separate licensing or registration for the organization that contracts with the providers of dental care.  In those states, PPOs also must comply with varying levels of regulatory oversight concerning the content of PPO contracts and provider practice standards.  Most of the states in which prepaid dental plans are written recognize prepaid dental plans as an activity separate from traditional insurance, because providers are compensated through capitation arrangements.  In most of these states, prepaid dental plans are written by a single-purpose, single-state affiliate that holds a license distinct from the life and health insurance license required for group dental insurance policies.  Entities providing prepaid plans are variously licensed as health maintenance organizations (“HMOs”), prepaid dental plans, limited service health plans, life and health insurers or risk-bearing PPOs, where such licenses are required.  Each state has different rules regarding organization, capitalization and reporting for the separate entities, with additional variations relating to provider contracting, oversight, plan management and plan operations.

Providers of group disability and dental insurance, like providers of group health insurance, are subject to state privacy laws, claims processing rules and “prompt pay” requirements in various states.

As an extension of past legislative activities in the medical insurance arena, legislative and regulatory consideration, at both the federal and state levels, is being directed toward an effort to mandate what its proponents call “mental health parity” in the policy provisions of group disability insurance plans.  This would require providers of group disability insurance to extend the same benefits for disabilities related to mental illness as are provided for other disabilities.

Group benefit plans and the claims thereunder are also largely subject to federal regulation under ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service, the Department of Labor and other federal agencies.  ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA.  Some of our administrative services and other activities may also be subject to regulation under ERISA.

Insurance Holding Company Statutes.  Although as a holding company, KMG America is not regulated as an insurance company, it owns all of the capital stock of Kanawha, its insurance subsidiary, and therefore is subject to the state insurance holding company statute, as well as certain other laws, of South Carolina (the state of domicile of Kanawha).  The holding company statute, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate.  The holding company statute and other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

Insurance Regulation Concerning Dividends.  The payment of dividends to us by our insurance subsidiary in excess of a specified amount (i.e., extraordinary dividends) must be approved by the South Carolina state department of insurance.  Extraordinary dividends, for which regulatory approval is required, include dividends whose fair market value together with that of other dividends made within the preceding twelve months: (a) when paid from other than earned surplus, exceed the lesser of (1) ten percent of the insurer’s surplus as regards policyholders or (2) the net gain from operations, not including net realized capital gains or losses; or (b) when paid from earned surplus, exceed the greater of (1) ten percent of the insurer’s surplus as regards policyholders or (2) the net gain from operations, not including net realized capital gains or losses.  If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiary to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.

Statutory Accounting Principles.  SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies.  It is primarily concerned with measuring an insurer’s statutory surplus.  Accordingly, SAP focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows.  GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP.  As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

SAP, as established by the National Association of Insurance Commissioners, or NAIC, and adopted, for the most part, by the various state insurance regulators, is used to determine, among other things, the amount of statutory surplus and statutory net income our insurance subsidiary has.  Accordingly, SAP is used to determine, in part, the amount of funds our insurance subsidiary will have available to pay as dividends to us.

Assessments for Guaranty Funds.  Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers.  Depending upon state law, insurers can be assessed an amount that is generally equal to between one percent and three percent of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer.  A portion of these payments is recoverable through premium rates, premium tax credits or policy surcharges.  Significant increases in assessments could limit the ability of our insurance subsidiary to recover such assessments through tax credits or other means.  In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful.  These assessments are expected to increase in the future as a result of recent insolvencies.

Insurance Regulations Concerning Change of Control.  Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by the state insurance commissioner of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state.  Prior to granting such approval, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.  We own all of the shares of stock of an insurance company domiciled in the state of South Carolina. Under the applicable South Carolina law, “control” is generally presumed to exist through the ownership of ten percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company.  Any purchaser of shares of common stock representing ten percent or more of the voting power of our capital stock will be presumed to have acquired control of our insurance subsidiary unless, following application by that purchaser in South Carolina, the insurance commissioner of South Carolina determines otherwise.

In addition to these filings, the laws of many states contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company admitted to transact business in that state.  While these pre-notification statutes do not authorize the state agency to disapprove the change of control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the acquisition.

Any future transactions that would constitute a change in control of our insurance subsidiary would generally require prior approval by the insurance department of the State of South Carolina, in which our insurance subsidiary is domiciled, and any other state where our insurance subsidiary will be considered commercially domiciled and may require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which our insurance subsidiary will be admitted to transact business.

These requirements may deter, delay or prevent transactions affecting the control of our common stock, including transactions that could be advantageous to our shareholders.

Insurance Regulatory Information System.  The NAIC Insurance Regulatory Information System (“IRIS”) was developed to help state regulators identify companies that may require special attention.  IRIS consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios.  The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established “usual range” of results.  These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios that fall outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.

Risk-Based Capital (“RBC”) Requirements.  In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to implement RBC requirements for life and health insurers and for health organizations.  These formulas and model laws are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.

Under laws adopted by individual states, insurers having less total adjusted capital (generally, as defined by the NAIC) than that required by the relevant RBC formula will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The RBC laws provide for four levels of regulatory action.  The extent of regulatory intervention and action increases as the ratio of total adjusted capital to RBC falls.  The first level, the company action level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount (or below 250%, when the insurer has a “negative trend” as defined under the RBC laws).  The second level, the regulatory action level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the RBC amount.  The third level, the authorized control level, authorizes the relevant insurance commissioner to take whatever regulatory actions he or she considers necessary to protect the best interests of the policyholders and creditors of the insurer, which may include causing the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount.  The fourth action level is the mandatory control level, which requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the RBC amount.  The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital.  Therefore, we believe it is inappropriate and ineffective to use the formulas to rate or to rank these companies.

Federal Regulation

General.  In 1945, the United States Congress enacted the McCarran-Ferguson Act which declared the regulation of insurance to be primarily the responsibility of the individual states.  Although repeal of McCarran-Ferguson is debated in the United States Congress from time to time, currently, the federal government generally does not directly regulate the insurance business.  However, federal legislation and administrative policies in several areas, including healthcare, pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation, do affect the insurance business.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).  As with other lines of insurance, the regulation of health insurance historically has been within the domain of the states.  However, HIPAA and the implementing regulations promulgated thereunder by the Department of Health and Human Services impose new obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors.  HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions.  Most of the insurance reform provisions of HIPAA became effective for plan years beginning on or after July 1, 1997.

HIPAA also establishes new requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions.  The Department of Health and Human Services promulgated final HIPAA regulations in 2002.  The privacy regulations were required to be complied with by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005.  Similar to other entities in the health care industry, we and our predecessor have incurred substantial costs in meeting the requirements of these HIPAA regulations and we expect we will continue to incur costs to achieve and to maintain compliance.  We and our predecessor have been working diligently to comply with these regulations in the time periods required.  However, we cannot assure you that we will achieve such compliance with all of the required transactions or that other entities with which we interact will take appropriate action to meet the compliance deadlines.  Moreover, as a consequence of these new standards for electronic transactions, we may see an increase in the number of health care transactions that are submitted to us in paper format, which could increase our costs to process medical claims.

HIPAA is far-reaching and complex, and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA will be ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

USA PATRIOT Act.  On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act.  Among its many provisions, the law requires that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations proposed by the United States Treasury Department.  Proposed Treasury regulations governing portions of our life insurance business would require us to develop and implement procedures designed to detect and prevent money laundering and terrorist financing.  We will be subject to United States regulations that prohibit business dealings with entities identified as threats to national security.  There are significant criminal and civil penalties that can be imposed for violation of Treasury regulations.  We believe that the steps we will take to comply with the current regulations and to prepare for compliance with the proposed regulations should be sufficient to minimize the risks of such penalties.

Gramm-Leach-Bliley Act.  On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the United States.  The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company.  Under the act, national banks retain their existing ability to sell insurance products in some circumstances.  In addition, bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance.  A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company.  Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer’s state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank.  Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.  Privacy provisions of the act became fully effective in 2001.  These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require us to make full disclosure of our privacy policies to our customers.

ERISA Considerations.  We provide some products and services to employee benefit plans that are subject to ERISA or the Internal Revenue Code.  As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans.  The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the United States Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.  To the extent ERISA is applicable to an insurance product, such insurance product is exempt from state regulations that are inconsistent with ERISA.  However, such exemption is subject to legislative change and to court decisions that may narrow the scope of the exemption.

Employees

As of December 31, 2004, we had approximately 464 employees, a significant number of which are based in our Lancaster, South Carolina facilities.  We plan to hire additional sales personnel and related employees to staff regional and field offices in select locations throughout the United States as we continue to develop a nationwide worksite marketing business.  We expect that we will continue to hire additional employees as we expand our business.

Risks and Uncertainties

The information presented in Exhibit 99.01 to this report is incorporated herein by reference.  In addition, the information presented in Item 7 of this report is incorporated herein by reference.

Environmental Compliance

We have invested, and we intend to invest, in real estate and maintain a mortgage loan portfolio.  As of December 31, 2004, 5.1% of our investment assets were mortgage loans and we did not have any real estate investments, although we do own and occupy a group of buildings in Lancaster, South Carolina where our primary operations are located and an office building in Fort Mill, South Carolina.  Liability resulting from environmental problems at properties securing our mortgage loan portfolio and real estate investments or other owned real estate may harm our financial strength and reduce our profitability.  Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup.  In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default.  In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), under certain circumstances, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us.  We also may face this liability after foreclosing on a property securing a mortgage loan held by us after a loan default.

Under CERCLA and other applicable environmental laws, we will be liable for environmental conditions, damages and remediation of property owned by us, even if the liability arises from the actions or conduct of previous owners of the property, including the actions or conduct of Kanawha prior to our acquisition of all of its capital stock.  Although the former shareholders and optionholders of Kanawha have agreed to indemnify us for some environmental losses we incur with respect to the real property that we acquired when we acquired Kanawha, this protection is limited, and we will be exposed to liability for environmental conditions existing on real property prior to our acquisition of Kanawha to the extent this liability exceeds such indemnification coverage or to the extent that we are not indemnified against this liability.

Financial Strength Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance companies and will continue to be important to our ability to market and sell our products in the future. Rating organizations continually review the financial positions of insurers, including Kanawha, our insurance subsidiary.  Insurance companies are assigned financial strength ratings by independent rating agencies based upon factors relevant to policyholders.  Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies and are an important factor in establishing the competitive position of insurance companies.  Kanawha is currently rated by A.M. Best and Standard & Poor’s. A.M.  Best maintains a letter scale rating system ranging from A++ (superior) to F (in liquidation) while S&P maintains a letter scale rating system ranging from AAA (extremely strong) to R (under regulatory supervision).

Currently, Kanawha has an A.M. Best financial strength rating of A- (excellent), which is the second highest of ten categories within the A.M. Best rating system and the lowest in the category “excellent.”  S&P’s current financial strength rating for Kanawha is A- (strong), with a stable outlook, which is the third highest of nine categories and the lowest within the category based on modifiers (i.e., A+, A and A- are strong).

The objective of A.M. Best’s and S&P’s ratings systems is to assist policyholders and to provide an opinion of an insurer’s financial strength, operating performance, competitive position and ability to meet ongoing obligations to its policyholders.  These ratings reflect the opinions of A.M. Best and S&P of our ability to pay policyholder claims and are not a recommendation to buy, sell or hold any security, including our common stock.  These ratings are subject to periodic review by and may be revised upward, downward or revoked at the sole discretion of A.M. Best and S&P.

Administration

We believe one of the factors that enables us to compete effectively against other worksite insurance providers is our third-party administration business, which administers both our underwritten insurance products and products underwritten by other insurance companies.  We anticipate that for the foreseeable future, various administrative functions of ours will continue to be performed internally given our expertise in administrative services and relatively low-cost operating locations in South Carolina.  Our predecessor entered into an agreement in 2003 to outsource a substantial portion of its information technology and document management functions to CGI Information Systems & Management Consultants, Inc., after giving consideration to the relative cost implications of retaining these functions internally or outsourcing them to a third-party.  The term of this agreement is 10 years, and it may be terminated by us without cause starting November 2006 upon six months’ notice and at any time upon 30 days’ notice for cause that remains uncured.  We believe the combination of our internal administrative capabilities and our outsourced administrative functions will provide us with an optimal mix of flexibility and cost efficiencies.

Trademarks and Intellectual Property

As standard practice, we and our predecessor have obtained the legal protections believed to be appropriate for our intellectual property.  We do not believe any of our intellectual property rights are material to our business.  We are not aware of any legal proceedings that have been brought against us for infringement of intellectual property rights.

AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION

Our Internet website address is www.kmgamerica.com.  We make available free of charge on this website, via a link to the SEC’s website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other documents that we file with or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.  The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines, are available on our website at www.kmgamerica.com.  We will also provide without charge printed copies of these materials, including any exhibits thereto, to any shareholder, upon request to KMG America Corporation, 12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota 55343, Attention:  Chief Financial Officer.  Our telephone number is (952) 930-4800.

ITEM 2.                             PROPERTIES.

We own six office buildings in Lancaster, South Carolina, where most of our operations are located.  We also own an office building in Fort Mill, South Carolina.  Our owned properties had an aggregate book value of approximately $6.8 million as of December 31, 2004.  We lease offices in Greenville, South Carolina, where a processing center of our third-party administration business is located; Fort Myers, Florida, where our long-term care insurance sales office is located; Irvine, California, where a regional sales office and offices for a senior sales manager are located; Boston, Massachusetts, where a regional sales office and offices for a senior sales manager are located, and Celina, Ohio and Chester, South Carolina, where regional sales offices are located.  We also lease work space used as regional sales offices in Chicago, Illinois; New York, New York; Tampa, Florida; Atlanta, Georgia; Dallas, Texas; and Cleveland, Ohio.

We also lease our principle executive offices in Minnetonka, Minnesota, a suburb of Minneapolis, where some members of our executive management team, some holding company and underwriting operations and a regional sales office are or will be located.  As we expand our operations, we intend to execute leases for facilities in select locations throughout the United States that will house regional and field offices of our sales organization.

ITEM 3.                             LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings nor, to our knowledge, are any material legal proceedings pending or threatened against us.  We are typically subject to routine actions and administrative proceedings, which we expect to be covered by liability insurance and which, in the aggregate, we do not expect to have a material adverse effect on our business or financial position, results of operations or cash flows.

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York, both indirect wholly-owned subsidiaries of ING America US, in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and another individual.  Messrs. Kuk, Kraemer and Moore are officers of KMG America and former employees of the plaintiffs.  The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore.  The complaint seeks injunctive relief and unspecified monetary damages.  We believe the allegations are without merit and intend to defend the action vigorously.  While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders from December 21, 2004, the completion date of our initial public offering, through December 31, 2004, the last day of our 2004 fourth quarter.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began trading on the New York Stock Exchange on December 16, 2004, under the symbol “KMA.”  As of December 31, 2004, the last reported closing price per common share on the New York Stock Exchange was $11.00.  The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares from December 16, 2004, through December 31, 2004.

	Price Range		Cash Dividend
	High	Low	Per Share

December 16, 2004 through December 31, 2004	$11.00	$10.41	$0.00

Shareholder Information

As of March 1, 2005, we had approximately six holders of record of our common shares.  Our registrar and transfer agent is Wachovia Bank, National Association.

Dividends

As a holding company whose principal asset is the capital stock of Kanawha and our indirect subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, dividends to shareholders (including any dividends on our common stock) and corporate expenses.  The ability of Kanawha and our other subsidiaries to pay dividends and to make such other payments in the future will depend on their statutory surplus (which is the excess of assets over liabilities as determined in accordance with statutory accounting principles set by state insurance regulatory authorities), future statutory earnings (which are earnings as determined in accordance with statutory accounting principles) and regulatory restrictions.

Kanawha is subject to state insurance laws and regulations and extensive regulatory oversight, including regulations that limit the amount of dividends and other distributions it can pay to KMG America, and consequently, that KMG America can pay to its shareholders.  The payment of dividends to KMG America by Kanawha in excess of a certain amount (i.e., extraordinary dividends) must be approved by the State of South Carolina department of insurance.  Extraordinary dividends, for which regulatory approval is required, include dividends whose fair market value together with that of other dividends made within the preceding twelve months: (1) when paid from other than earned surplus, exceed the lesser of (a) ten percent of the insurer’s surplus as regards policyholders or (b) the net gain from operations, not including net realized capital gains or losses; or (2) when paid from earned surplus, exceed the greater of (a) ten percent of the insurer’s surplus as regards policyholders or (b) the net gain from operations, not including net realized capital gains or losses.  If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiary to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.  We cannot assure you that there will not be further regulatory actions restricting the ability of our insurance subsidiary to pay dividends.  If the ability of our insurance subsidiary to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses.

Our non-insurance subsidiaries generally are not subject to state insurance laws, regulations and oversight.  However, because our non-insurance subsidiaries are owned, directly or indirectly, by Kanawha, any dividends or distributions that Kanawha receives from them are subject to state insurance regulations that limit dividends and distributions that Kanawha can make to KMG America, and consequently, that KMG America can pay to its shareholders.

We currently intend to retain any profits to provide capacity to write insurance and reinsurance and to accumulate reserves and surplus for the payment of claims.  As a result, our board of directors currently does not intend to declare dividends or make any other distributions.  Our board of directors plans to periodically reevaluate our dividend policy.  Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition and other factors deemed relevant by our board of directors.  Consequently, it is uncertain when, if ever, we will declare dividends to our shareholders.

Common Stock Authorized for Issuance Under Our 2004 Equity Incentive Plan

Prior to our initial public offering, our shareholders approved one equity compensation plan, the KMG America Corporation 2004 Equity Incentive Plan.  The following table summarizes information with respect to the plan as of December 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities which remain available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,246,000	$9.50	850,806
Equity compensation plans not approved by security holders	—	—	—
Total	1,246,000	$9.50	850,806

We have no equity compensation plan that has not been approved by our shareholders.

Recent Sales of Unregistered Securities

We were formed on January 21, 2004.  In connection with our formation and capitalization prior to our initial public offering of common stock, we issued 223,241 shares of our common stock to Kenneth U. Kuk, our Chairman, President & Chief Executive Officer, and 63,006 shares of our common stock to Scott H. DeLong III, our Senior Vice President & Chief Financial Officer.  In addition, our other initial shareholders purchased an aggregate of 50,395 shares of our common stock.  All of these shares were purchased in April and May 2004 for $0.01 per share and were issued in private placements exempt from registration under Section 4(2) of the Securities Act.

Uses of Proceeds of Sale of Registered Securities

In our initial public offering, we issued 21,735,000 shares of common stock, par value $0.01 per share, pursuant to registration statement no. 333-117911, which was declared effective by the Securities and Exchange Commission on December 14, 2004.  Our initial public offering commenced on December 15, 2004, and closed on December 21, 2004.  The managing underwriters for the offering were Friedman, Billings, Ramsey & Co., Inc., Credit Suisse First Boston, LLC, and SunTrust Capital Markets, Inc.  The aggregate offering price of the shares offered was approximately $206.5 million, and all of the offered shares were sold for an aggregate amount of approximately $206.5 million.

From December 14, 2004, to December 31, 2004, we incurred approximately $18.5 million in expenses in connection with the issuance and distribution of the registered common stock, including the payment of a $14.4 million underwriting discount, approximately $0.7 million in other expenses paid to or for the underwriters, and $3.4 million in other offering-related expenses.  $0.8 million of these expenses were paid to our directors or officers or their associates for reimbursement of expenses incurred prior to the closing of the offering.

The net proceeds from our initial public offering of common stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $188.0 million.  From December 21, 2004, to December 31, 2004, we did not use any of the net offering proceeds for construction of plant, building and facilities, for the purchase and installation of machinery and equipment or for the repayment of indebtedness.  We used $130.0 million of the net proceeds to fund the cash portion of the purchase price to acquire all of the outstanding common stock of Kanawha.  Immediately prior to the acquisition, Stanley D. Johnson, the chief executive officer of Kanawha, and an affiliate of his paid the $6.1 million exercise price to exercise options to purchase shares of Kanawha common stock.  As shareholders of Kanawha, Mr. Johnson and his affiliate received a portion of the net proceeds paid for all of the outstanding common stock of Kanawha.

The remaining net proceeds of the initial public offering were deposited into an escrow account on December 21, 2004, and were disbursed to us on December 22, 2004.  We have broad discretion over the manner in which we and our subsidiaries have applied and will apply the remaining net proceeds, approximately $58.0 million.  We have used and expect to use the remaining net proceeds as working capital for general corporate purposes, including:

•                  to pay our fees and expenses incurred in connection with the acquisition of Kanawha, approximately $0.8 million;

•                  to fund negative cash flow of approximately $5.0 million to $6.0 million associated with initial start-up costs and other expenditures that have been incurred and that we anticipate will be incurred in 2005, including expenditures to open, improve and relocate our principle offices within the Minneapolis, Minnesota metropolitan area, as well as to open new facilities in New England, southern California and other selected markets, and to hire and train additional sales and support staff and marketing personnel at these new facilities; and

•                  to maintain the required capital of our insurance subsidiary at the level necessary to achieve our desired rating agency financial strength ratings and to comply with applicable regulatory requirements as we grow our insurance business, which, based on a preliminary estimate, we expect will be between $32.2 million and $33.2 million.

Pending these uses, we have invested the remaining proceeds in short-term, investment grade, interest bearing securities, certificates of deposits or guaranteed obligations of the United States.

Company Purchases of Registered Securities of the Company

No purchases of our registered securities were made by or on behalf of us or any “affiliated purchaser” during the period from December 21, 2004, through December 31, 2004.

ITEM 6.                             SELECTED FINANCIAL DATA.

The following table presents:

•                                      Selected historical consolidated financial and other data as of December 31, 2000, 2001, 2002 and 2003, and for each of the five years ended December 31, 2004, for our predecessor.  The historical consolidated financial data as of December 31, 2003, and for each of the three years ended December 31, 2004, have been derived from, and should be read together with, our predecessor’s audited consolidated financial statements and the related notes included in this report.  The historical consolidated financial data as of December 31, 2000, 2001 and 2002, and for each of the two years ended December 31, 2001 have been derived from our predecessor’s audited consolidated financial statements and the related notes not included in this report;

•                                      Selected historical financial and other data for the period from January 21, 2004 (KMG America’s date of inception), to December 31, 2004, for KMG America.  For such period, KMG America had insignificant operations and cash flows.  See KMG America’s audited financial statements and the related notes included in this report; and

•                                      Selected historical consolidated financial and other data as of December 31, 2004, for KMG America.  The historical consolidated financial data as of December 31, 2004, for KMG America have been derived from, and should be read together with, KMG America’s audited consolidated balance sheet and the related notes included in this report.

For GAAP accounting purposes, Kanawha is treated as our predecessor entity and is referred to in this table as our “predecessor.” For financial reporting purposes, we have treated the Kanawha acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to our predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004.  Accordingly, selected historical consolidated financial and other data as of December 31, 2000, 2001, 2002 and 2003, and for each of the five years ended December 31, 2004, for our predecessor are reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition.  Financial information relating to KMG America’s consolidated financial position as of December 31, 2004, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.

While Kanawha is our predecessor for accounting purposes, we caution you that the financial information presented in this report is neither comparable with nor representative of the actual results that we expect to achieve in the future.  Many factors may cause our actual results to differ materially from our predecessor’s historical results including, but not limited to, the following:

•                                      the businesses of our predecessor are intended to be only a portion of our business in the future and are not entirely representative of the principal business strategy we plan to pursue;

•                                      our acquisition of Kanawha was subject to GAAP purchase accounting, which caused us to adjust the recorded amounts of our predecessor’s assets and liabilities to fair value following the acquisition; and

•                                      the factors described in Exhibit 99.01 to this report.

The financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our predecessor’s and our audited financial statements and the related notes included in this report.

KMG AMERICA CORPORATION
AND PREDECESSOR
SELECTED CONSOLIDATED FINANCIAL DATA

						KMG America
	Predecessor					Period from January 21 through
	Year Ended December 31,					December 31,
	2000	2001	2002	2003	2004	2004
	(in thousands, except per share data)
Selected earnings data:
Revenue:
Insurance premiums	$78,331	$86,694	$98,643	$106,416	$102,836	$—
Net investment income(1)	29,841	29,820	27,160	27,073	25,202	18
Commission and fee income	12,410	11,567	12,975	13,018	13,475	—
Realized investment gains (losses)	1,861	4,397	(3,004)	7,601	9,433	—
Other income	2,236	2,697	1,869	2,317	3,108	—
Total revenue	124,679	135,175	137,643	156,425	154,054	18
Benefits and Expenses:
Policyholder benefits	66,176	71,072	81,285	89,261	90,175	—
Insurance commissions	6,366	6,479	7,351	9,074	9,690	—
General insurance expenses	25,705	26,646	28,407	29,538	27,795	284
Insurance taxes, licenses and fees	3,639	3,589	3,927	4,708	4,678	4
Depreciation and amortization	3,057	3,128	2,919	3,005	2,492	—
Amortization of deferred policy acquisitions costs and value of business acquired	10,691	10,336	9,515	9,589	9,468	—
Total benefits and expenses	115,634	121,250	133,404	145,175	144,298	288
Income before income taxes (benefit)	9,045	13,925	4,239	11,250	9,756	(270)
Provision for income taxes (benefit)	(3,148)	(4,206)	(1,157)	(3,499)	(3,566)	94
Net income	$5,897	$9,719	$3,082	$7,751	$6,190	$(176)
Net income per share:
Basic	$2,257.07	$3,720.06	$1,179.36	$2,966.25	$2,369.27	$(0.01)
Diluted	$2,049.97	$3,372.54	$1,066.87	$2,679.87	$2,132.71	$(0.01)
Cash dividends paid per share:
Basic	$669.77	$669.77	$669.77	$669.77	$—	$—
Diluted	$608.32	$607.20	$605.89	$605.11	$—	$—
Weighted-average shares outstanding:
Basic	2,612.83	2,612.83	2,612.83	2,612.83	2,612.83	22,071,641
Diluted	2,876.79	2,882.07	2,888.30	2,892.04	2,902.64	22,241,550

(1)          Net investment income for the year ended December 31, 2004, was negatively impacted by a $1.6 million incentive payment to one of our predecessor’s outside investment managers at the conclusion of the contract period.  There are no other incentive arrangements of this type in effect, and this contract was terminated upon the closing of KMG America’s acquisition of Kanawha.

	Predecessor				KMG America
	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Balance Sheet Data:
Cash and investments	$442,787	$455,365	$486,616	$484,405	$578,541
Accrued investment income	6,717	6,697	5,929	5,387	4,912
Deferred acquisition costs (DAC)	51,072	60,593	71,723	80,657	—
Value of business acquired (VOBA)	41,399	36,805	33,582	29,605	74,481
Goodwill	1,561	1,258	1,258	1,258	—
Other assets	59,139	58,044	62,792	83,858	112,117
Total assets	$602,675	$618,762	$661,900	$685,170	$770,051

Total policy and contract liabilities	$414,234	$419,613	$440,824	$462,015	$530,915
Deferred income taxes	14,427	14,489	19,792	22,827	6,502
Other liabilities	25,074	28,048	34,550	26,851	44,846
Total liabilities	453,735	462,150	495,166	511,693	582,263
Total shareholders’ equity	148,940	156,612	166,734	173,477	187,788
Total liabilities and shareholders’ equity	$602,675	$618,762	$661,900	$685,170	$770,051

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in Item 1 and Exhibit 99.01 attached hereto.

Overview

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004.  We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.”  Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products marketed primarily in the southeastern United States.  For GAAP accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to herein as our “predecessor.”  For financial reporting purposes, we have treated the acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to our predecessor’s consolidated statements of operations, cash flows and changes in shareholders’ equity for the year ended December 31, 2004.  Accordingly, financial information in the following discussion that relates to our predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the year ended 2004 are reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition.  Financial information relating to our financial position as of December 31, 2004, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.

Worksite insurance business.  Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees in the southeastern United States.  The primary insurance products that we underwrite include: life insurance; short-term disability insurance; dental insurance; indemnity health insurance; and critical illness insurance.  For the year ended December 31, 2004, our predecessor’s worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $56.3 million, which accounted for 48.4% of our predecessor’s premiums, commissions and fees, excluding intercompany payments in that period.  Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products.  In December 2004, we opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb.  During 2005, we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; New York, New York; Atlanta, Georgia; Dallas, Texas; and Cleveland, Ohio.  We expect to open additional regional sales offices in 2005 and thereafter.  We have begun and expect to continue to add and train additional sales and sales support staff and marketing personnel at these facilities, and will recognize the costs associated with the these additions before we recognize revenues resulting from new sales activity.  Consequently, we expect negative cash flow and operating losses in the short term.  This negative cash flow is expected to be $5.0 million to $6.0 million in 2005 and will be funded from the proceeds of the initial public offering.  We expect cash flows from our new sales and marketing organization to be positive by 2006 but we cannot assure you that this will occur.

Senior market insurance business.  Our senior market insurance business is a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals.  The primary insurance products that this business offers include long-term care insurance that we underwrite and Medicare supplement insurance underwritten by another carrier.  For the year ended December 31, 2004, our predecessor’s senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $42.1 million, which accounted for 36.2% of our predecessor’s premiums, commissions and fees, excluding intercompany payments, in that period.  While growing this business is not a primary component of our business strategy, we intend to operate this business efficiently and may consider expanding its geographic target market.

Third-party administration business.  Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services.  This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business.  Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans.  For the year ended December 31, 2004, our predecessor’s third-party administration business produced commissions and fees, excluding intercompany payments, of $13.3 million, which accounted for 11.4% of our predecessor’s premiums, commissions and fees, excluding intercompany payments, in that period.  Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business.  In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide.  It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

In addition, we have retained our predecessor’s closed block of life and health business reported in the acquired business segment and the investment and marketing activities reported in the corporate and other segment.  While acquisitions of books of business from other insurance carriers is not one of our principal growth strategies, we will consider making acquisitions on an opportunistic basis if we can complete the acquisitions on favorable financial terms that we expect to be generally accretive to earnings per share and return on equity while maintaining our financial strength ratings.

We expect to realize earnings from our investment portfolio.  Insurance companies in both the life and health and property and casualty insurance industries earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid-out under the policy.  Volatility in the capital markets, changes in interest rates and changes in economic conditions can all impact the amount of earnings that we will realize from our investment portfolio.

Marketplace Conditions and Trends

Described below are some of the significant recent events and trends affecting the life and health insurance industry and the possible effects they may have on our operations in the future.

•                  The trend to shift health care costs to employees and rising healthcare costs in general are causing individuals to purchase a wider array of life and health insurance products.  We believe these trends will result in greater demand for our voluntary worksite insurance products.

•                  We also believe we will be able to take advantage of the anticipated increases in demand for morbidity products.

•                  The volatility in the equity markets over the past few years has posed a number of problems for some participants in the life and health insurance industry.  Even though the capital markets have recovered, not all companies have participated evenly in the recovery.  We and our predecessor have historically had minimal equity exposure (less than 1% of total invested assets as of December 31, 2004) and we plan to continue to manage equity asset allocations conservatively in the future.

•                  Corporate bond defaults and credit downgrades, which have resulted in other than temporary impairment in the value of many securities, have had a material impact on life and health insurers in the past few years.  While our debt investments have not been immune to corporate credit problems, losses from defaults have historically not been material to our predecessor’s financial condition.  We intend to manage our investment portfolio conservatively in the future to attempt to mitigate the risk of losses from defaults.

•                  Some life and health insurance companies have recently suffered significant reductions in capital and will have to improve their capital adequacy ratios to support their business or divest a portion of their business.  We expect these trends to have a positive impact on our competitive position in the industry as carriers become more disciplined with product pricing and/or exit markets or product lines in which we will compete.

•                  Many of the events and trends affecting the life and health insurance industry have had an equal (or greater) impact on the life and health reinsurance industry.  These events led to a decline in the availability of reinsurance.  While we currently cede a limited amount of our primary insurance business to reinsurers, and we plan to continue this practice, diminishing reinsurance capacity has negatively impacted our predecessor in the past and may further negatively impact our operations in the future.  If we can not obtain affordable reinsurance coverage, either our net exposures will increase or we will have to reduce our underwriting commitments.

•                  We believe recently enacted Medicare legislation and Medical Savings Accounts proposals should benefit life and health insurers in the worksite business.  Medical Savings Accounts (“MSAs”) were created by the United States Congress as a trial program in 1996 and allow self-employed individuals, as well as employees of employers with 50 or fewer employees, to set aside funds on a tax-free basis to pay eligible medical expenses, so long as such persons are covered under a high-deductible health insurance policy.  MSA health insurance policies became an important and growing product line for our predecessor.  The MSA legislation expired on December 31, 2004.  However, on December 8, 2003, the Medicare Prescription & Modernization Act was signed into law.  This act includes a provision providing for Health Savings Accounts, or HSAs, which are similar to MSAs but may be utilized by a much larger class of individuals.

•                  Recently announced governmental investigations and litigation alleging the illegal use of bid-rigging schemes and contingent commissions by insurance companies and brokers may adversely affect our industry and us (1) by negatively impacting the level and volatility of stock prices of companies operating in the insurance industry, (2) if we become the subject of investigations or related litigation of this type, or (3) if industry regulation, practices and customs change in ways that are detrimental to the success of our business strategy.

•                  As an increasing percentage of the United States population reaches retirement age, we believe we will benefit from increased demand for “in-retirement” products rather than “to-retirement” products, as aging baby boomers will require immediate annuities, critical illness and long-term care products to meet their needs.

Critical Factors Affecting Results

Our profitability depends on the adequacy of our product pricing and underwriting, the accuracy of assumptions about future experience used in establishing reserves for future policyholder benefits and claims, returns on invested assets and our ability to manage our costs and expenses.  Factors affecting these items may have a material adverse effect on our business, results of operations or financial condition.  In addition, our profitability depends in large part on accurately predicting benefits, claims and other costs, including medical and dental costs.  It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts.  Changes in market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs.  As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our business, results of operations or financial condition.

Revenues

We derive our revenues primarily from the sale of our insurance policies and, to a lesser extent, fee income from administrative services and commissions on the placement of third-party insurance products.  Sales of insurance policies are recognized in revenue when earned as insurance premiums, while sales of administrative services and commission income are recognized as fee income on our consolidated statements of operations when earned.

Our premium, fee and commission income is supplemented by income earned from our investment portfolio.  We recognize revenue from interest payments, dividends and sales of investments when earned.  Our investment portfolio is currently primarily invested in fixed maturity securities.  Both investment income and realized capital gains on these investments can be significantly impacted by changes in interest rates.

Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions.  The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates.  In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, mortgage loan obligations and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest funds in lower interest-bearing investments.

Expenses

Our expenses primarily consist of policyholder benefits, insurance commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs, or DAC, and value of business acquired, or VOBA, interest on the $15.0 million promissory note issued in connection with the Kanawha acquisition, and general insurance operating expenses.

Dispositions of Businesses

In December 2003, our predecessor sold its fixed annuity block of insurance for contracts still in the accumulation phase to Madison National Life Insurance Company (“Madison National”).  The business was sold pursuant to a 100% coinsurance agreement under which our predecessor ceded to Madison National substantially all assets and liabilities related to its fixed annuity business.  The transaction resulted in a transfer of $15.1 million of reserves and $15.0 million of related assets.  The ceding commission of $0.1 million combined with the write-off of the remaining DAC asset of $0.1 million resulted in no gain or loss being reflected on our predecessor’s GAAP financial statements as a result of the transaction.  Total premium considerations of $0, $2.6 million, and $1.3 million generated by our predecessor’s fixed annuity business were recognized in the years ended December 31, 2004, 2003 and 2002, respectively.

Critical Accounting Policies

We have completed a thorough review of our predecessor’s accounting policies and we believe that our predecessor’s accounting policies are consistent with our accounting policies and we do not foresee the need to make any significant changes in our predecessor’s accounting policies in the foreseeable future.

We consider the following accounting policies to be critical due to the amount of judgment and uncertainty inherent in the application of these policies.  In calculating financial statement estimates, the use of different assumptions could produce materially different estimates.  In addition, if factors such as those described in Exhibit 99.01 attached to this report cause actual events to differ from the assumptions used in applying the accounting policies and calculating financial estimates, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Business Combinations

We recorded the Kanawha acquisition in a manner consistent with Financial Accounting Standard No. 141, Business Combinations (“FAS 141”).  FAS 141 requires that all business combinations be accounted for under the purchase method of accounting, requiring that assets and liabilities be recorded at fair value, and establishes specific criteria for the recognition of intangible assets separately from goodwill.  We have conducted analyses of how the purchase price will be allocated among our predecessor’s assets and liabilities, including amounts attributable to VOBA, goodwill and other intangibles, policy benefit reserves and reinsurance recoverables.  The result of these analyses are reflected in the pro forma consolidated statements of operations included in Note 4 to the consolidated financial statements for the years ended December 31, 2004, 2003, and 2002.

Reserves

Policy benefit reserves and other claim reserves are established according to generally accepted actuarial principles and are based on a number of factors.  These factors include historical claim payments experience and actuarial assumptions used to estimate expected future claims experience.  These assumptions and other factors include trends in claims severity, frequency and other factors discussed below, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing changes.  The methods of making these estimates and establishing the related reserves are periodically reviewed and updated.

Policy benefit and claim reserves do not represent an exact calculation of our ultimate liability, but instead represent our probability-based estimate of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known.  Policy benefit reserves represent reserves established for claims not yet incurred.  Claim reserves represent liabilities established for claims that have been incurred and have future benefits to be paid as of the balance sheet date.  The adequacy of reserves will be impacted by future trends in claims severity, frequency and other factors including:

•                  changes in the economic cycle;

•                  the level of market interest rates and inflation;

•                  emerging medical perceptions regarding physiological or psychological causes of disability;

•                  emerging health issues and new methods of treatment or accommodation;

•                  legislative changes and changes in taxation; and

•                  claims handling procedures.

Many of these items are not directly quantifiable, particularly on a prospective basis.  Reserve estimates are refined as experience develops.  Adjustments to reserves, both positive and negative, are reflected in the consolidated statements of operations of the period in which such estimates are updated.  Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing reserves.  Future loss development could require reserves to be increased, which could have a material adverse effect on earnings in the periods in which such increases are made.

Reserving Methodology

Policy benefit reserves for life insurance, long-term care insurance, individual and group accident and health insurance, disability insurance and group life and health insurance are recorded at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums (this method is called the “net level premium method”).  These amounts are estimated and include assumptions made when the policy is issued as to the expected investment yield, inflation, mortality, morbidity, claim termination rates, awards for social security and withdrawal rates, as well as other assumptions that are based on our experience.  These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.  Throughout the life of the policy, reserves are based on these original assumptions and cannot be modified pursuant to GAAP unless policy reserves prove inadequate.  We also record an unearned premium reserve which represents the portion of premiums collected or due and unpaid which is intended to pay for insurance coverage in a period after the current accounting period.

Loss recognition testing of our policy benefit reserves is performed annually.  This testing involves a comparison of our actual net liability position (all liabilities less DAC) to the present value of future liabilities calculated using then-current assumptions.  These assumptions are based on our best estimate of future experience.  To the extent a premium deficiency exists, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC.  Any additional deficiency would be recognized as a premium deficiency reserve.  Historically, loss recognition testing has not resulted in an adjustment to DAC or reserves.  These adjustments would occur only if economic, mortality and/or morbidity conditions significantly deviated from the underlying assumptions.

In accordance with GAAP purchase accounting requirements, our predecessor’s policy and contract reserves were recorded at fair value upon the closing of the Kanawha acquisition.  The policy and contract reserves were calculated as the present value of future benefits and expenses less the present value of future premiums.  These values were actuarially determined and were based upon assumed future interest rates, administrative expenses, mortality, morbidity and policy lapse rates as appropriate for the particular benefit on the purchase date.  For long-term care insurance, the assumptions in the fair value calculation for future policy lapses and future premiums are different than the corresponding assumptions in the reserve calculations in our predecessor’s historical GAAP financial statements, with lapses less than and future premiums more than in the historical GAAP calculation.  Assumptions for future long term care insurance premiums in the fair value calculation are consistent with current and anticipated premium increases, including those approved in the last twelve to eighteen months in certain jurisdictions for policies currently in force.

Reserve interest assumptions (i.e., discount rates) used by us in establishing our current policy benefit reserves were modified upon the completion of the Kanawha acquisition.  The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio.  These liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity.  Benefit reserves for individual life insurance policies include certain deferred profits on limited payment policies that are being recognized in income over the policy term.  Policy benefit claims are charged to expense in the period that the claims are incurred.

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the present value of those future cash flows.  If the discount rate chosen is higher than actual future investment returns, our investment returns will be insufficient to support the interest rate assumed when reserves were established.  In this case, the reserves may eventually be insufficient to support future benefit payments.  Alternatively, if a discount rate is chosen that is lower than actual future investment results, the reserves, and, for products such as long-term care insurance, the claim cost in the current period will be overstated and profits will be accumulated in the reserves rather than reported as current earnings.  We set our discount rate assumptions in conjunction with the current and expected future investment income rate of the assets supporting the reserves.  If the investment yield at which new investments are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate on new claims will be established below or above, respectively, the discount rate on existing claims.

Effective December 31, 2004, as a part of the application of GAAP purchase accounting requirements, we reestablished our predecessor’s discount rate to provide margin for moderately adverse movements in the future investment portfolio yield rate.

In many cases, differences in discount rates and recovery rates can have a significant effect on reserve liabilities.  For example, if the discount rate used in the policy reserve calculation was adjusted by 50 basis points, the resulting reserve amount calculated would change by about 16%.  Similarly, if the discount rate used in the claim reserve calculation varied by 50 basis points, the resulting claim reserve calculated would vary by about one percent.  If rates of recovery on claim reserves for long term care insurance claims varied by ten percent from those actually assumed, the resulting claim reserve calculation would change by about nine percent.

We reestablished the valuation interest rate assumptions (generally to make them lower) for all of our products as a part of the application of GAAP purchase accounting requirements effective December 31, 2004.  Liabilities were recorded at fair value as of December 31, 2004, using updated interest rate assumptions and other factors.

Future policy benefit and expense reserves for fixed annuities (which we no longer offer) consist of policy account balances before applicable surrender charges and deferred policy initiation fees that are being recognized in income over the terms of the policies.  Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.  Interest crediting rates for investment products (i.e., primarily fixed annuity products which we no longer offer) ranged from 3.5% to 5.0% in 2003, and did not change in 2004.  We do not intend to underwrite annuity or other products in which interest is credited to policyholder account balances.

Claim reserves relating to short duration contracts generally are recorded when insured events occur.  The liability is based on the expected ultimate cost of settling the claims.  The claims and benefits payable reserves include: (1) case base reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.  Case base reserves and the IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments.  Factors considered when setting IBNR reserves include patterns in elapsed time from claim incidence to claim reporting, and elapsed time from claim reporting to claim payment.  Claim reserves generally equal our estimate, at the end of the current reporting period, of the present value of the liability for future benefits and expenses to be paid on claims incurred as of that date.  A claim reserve for a specific claim is based on assumptions derived from our actual historical experience as to claim duration, as well as the specific characteristics of the claimant such as benefits available under the policy, the benefit period, and the age and occupation of the claimant.

Claim reserves, unlike policy reserves, are subject to revision as current claims experience emerges and projections of future factors affecting claims experience change.  In a reporting period, actual experience may deviate from the long-term assumptions used to determine the claim reserves.  We review annually emerging experience on investment returns and rates of recovery to attempt to ensure that our claim reserves make adequate and reasonable provision for future benefits and expenses.

We maintain unearned premium reserves for the portion of the premiums on short duration contracts such as accident and health insurance that is related to the unexpired period of the policy.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred to the extent that these costs are deemed recoverable from future premiums or gross profits and are amortized into income as discussed below.  Acquisition costs primarily consist of commissions, policy issuance expenses and some direct marketing expenses.

For most insurance products, amortization of DAC is recognized in proportion to the ratio of annual premium revenue to the total anticipated premium revenue, which gives effect to expected terminations.  DAC is amortized over the premium-paying period of the related policies.  Anticipated premium revenue is determined using assumptions consistent with those utilized in the determination of liabilities for insurance reserves.

For fixed and variable annuities, interest-sensitive life insurance and fixed and variable universal life insurance policies (none of which we currently offer), DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract.  The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

A premium deficiency is recognized immediately by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipated interest income, are not adequate to recover all DAC and related claims, benefits and expenses.  If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

The interest rate our predecessor used to amortize deferred acquisition costs in 2003 and 2004 was 6.58%.

We eliminated all of our predecessor’s DAC upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  We began recording DAC prospectively on January 1, 2005.

Value of Business Acquired

VOBA is the value assigned to the insurance in force of acquired insurance companies or blocks of business at the date of acquisition.  The amortization of VOBA is recognized using amortization schedules established at the time of the acquisitions based upon expected patterns of premiums, mortality, policy lapses, and morbidity as adjusted to take into account variances between expected and actual costs.  VOBA is amortized over the expected life of the underlying business reinsured (or acquired).

Our predecessor has historically accounted for VOBA in a manner similar to DAC.  The interest rate used to amortize VOBA in 2003 and 2004 was approximately 7%.  Periodically, our predecessor performed tests to determine if VOBA remained recoverable from future premiums on the acquired business.  Our predecessor did not incur any write-offs in 2004, 2003 or 2002 from impairments as a result of these recoverability tests.

We eliminated all of our predecessor’s historical VOBA upon the closing of the Kanawha acquisition as part of our application of GAAP purchase accounting requirements.  We simultaneously re-established VOBA for the value of our predecessor’s in force business.  VOBA interest rate assumptions to amortize the VOBA were also reset upon the closing of the Kanawha acquisition and the rate was approximately 6% at December 31, 2004.

Under our assumptions as of December 31, 2004, we estimate that the amortization of VOBA, for the next five years will be as follows:

Year Ended December 31:	Amortization
2005	3.98%
2006	4.31
2007	4.55
2008	4.52
2009	4.81

If actual lapse and mortality experience is higher or lower than assumed for the table above, then actual amortization will be faster or slower than indicated in the table.

Investments

We regularly monitor our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued and that any impairment is charged against earnings in the proper period.  Our investment portfolio is managed by external asset management firms, with the exception of certain invested assets that are managed internally.  Our methodology used to identify potential impairments requires judgment by us in conjunction with our investment managers.

Changes in individual security values are monitored on a monthly basis in order to identify potential problem credits.  In addition, pursuant to our impairment testing process, each month the portfolio holdings are reviewed with additional screening for securities whose market price is equal to 80% or less of their original purchase price.  Management then makes an assessment as to which of these securities are other than temporarily impaired.  Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost.  Each month the watch list is distributed to our investment committee and the outside investment managers, and discussions are held as needed in order to make any impairment decisions.  Each quarter any security deemed to have been other than temporarily impaired is written down to its then current market value, with the amount of the write-down reflected in the statement of operations for that quarter.  Previously impaired issues are also monitored monthly, with additional write-downs taken quarterly if necessary.

There are risks and uncertainties involved in making these judgments.  Changes in circumstances and critical factors such as a continued weak economy, a pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write-downs in future periods for impairments that are deemed to be other-than-temporary.

Effective December 31, 2004, under GAAP purchase accounting rules, we recorded our predecessor’s investments at fair value and thereby eliminated all unrealized gains and losses in our predecessor’s portfolio.

Reinsurance

As part of our overall risk and capacity management strategy, we purchase reinsurance for loss protection to manage individual and aggregate risk exposure and concentration, to free up capital to allow us to write additional business and, in some cases, effect business dispositions.  We utilize ceded reinsurance for those product lines where there is exposure on a per risk basis or in the aggregate which exceeds our internal risk retention and concentration management guidelines.

Reinsurance recoverables represent the portion of the policy and contract liabilities that are covered by reinsurance.  These liabilities include reserves for life, annuity, accident and health, policy and contract claims and other policyholder liabilities as shown in the consolidated balance sheets.  The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies reinsured.  Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine the underlying liabilities reported in our and our predecessor’s consolidated balance sheets.

Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations.  In the event one or more assuming companies were to default on its obligations, it could have an adverse effect on our business, results of operations and financial condition.  To limit this risk, we have implemented procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure.  In some cases, the reinsurers have placed amounts in trust that would be the equivalent of the recoverable amount and for which we are the beneficiary.  The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification.  An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management experience and current economic conditions.  As of December 31, 2004, 2003 and 2002, there was no allowance for doubtful accounts.

Results of Operations

Consolidated Overview

The following table presents:

•                  Historical consolidated financial information for each of the three years ended December 31, 2004, for our predecessor.

•                  Historical financial information for the period from January 21, 2004 (KMG America’s date of inception), to December 31, 2004, for KMG America.

For financial reporting purposes, we have treated the Kanawha acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to our predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the year ended December 31, 2004.  Accordingly, financial information in the table below that relates to our predecessor’s consolidated statements of operations for the year ended 2004 are reported on a historical basis without GAAP purchase accounting adjustments reflecting KMG America’s acquisition of Kanawha.

				KMG America
	Predecessor			Period from January 21 through
	Year Ended December 31,			December 31,
	2002	2003	2004	2004
	(dollars in thousands)

Revenues:
Insurance premiums	$98,643.1	$106,415.9	$102,835.6	$—
Net investment income(1)	27,160.2	27,072.8	25,202.4	18.4
Commission and fees	12,974.6	13,018.0	13,475.5	—
Net realized gains (losses)	(3,003.9)	7,600.5	9,432.6	—
Other income	1,869.4	2,317.3	3,108.2	—

Total revenues	137,643.4	156,424.5	154,054.3	18.4

Benefits and expenses:
Policyholder benefits	81,284.9	89,261.1	90,175.0	—
Commissions	7,351.4	9,074.2	9,690.1	—
General expenses	28,406.8	29,538.1	27,795.0	284.4
Taxes, licenses and fees	3,927.0	4,708.1	4,677.6	4.1
Depreciation and amortization	2,919.1	3,004.8	2,491.9	—
Amortization of DAC	9,515.5	9,588.5	9,468.3	—
Total benefits and expenses	133,404.7	145,174.8	144,297.9	288.5

Income before income taxes	4,238.7	11,249.7	9,756.4	(270.1)
Income taxes (benefit)	(1,157.3)	(3,499.4)	(3,565.9)	94.5

Net income	$3,081.4	$7,750.3	$6,190.5	$(175.6)

Benefits to premiums ratio(2)	82.4%	83.9%	87.7%	N/A

(1)          Net investment income for the year ended December 31, 2004, was negatively impacted by a $1.6 million incentive payment to one of our predecessor’s outside investment managers at the conclusion of the contract period.  There are no other incentive arrangements of this type in effect, and this contract was terminated upon the closing of KMG America’s acquisition of Kanawha.

(2)          The benefits to premiums ratio is equal to policyholder benefits divided by insurance premiums.

Definitions of Insurance Terms

The following list includes definitions of insurance terms used in the discussion of our predecessor’s consolidated results of operations.  Terms are listed in the order in which they appear in our predecessor’s consolidated statements of operations.

•                  Revenues:  Revenues consist primarily of premiums, net investment income, commission and fee income, realized investment gains and losses and other income.

•                  Premiums:  Premiums are categorized as direct, assumed, ceded, and net.  Each of these categories are further categorized as new or renewal.

•                  Direct Premiums:  Direct premiums represent premiums on insurance products written and issued by us.

•                  Assumed Premiums:  Assumed premiums represent premiums written and issued by other insurance companies and subsequently reinsured by us.

•                  Ceded Premiums:  Ceded premiums represent premiums either written by or assumed by us and subsequently reinsured by other insurance companies.

•                  Net premiums:  Net premiums represent the sum of direct premiums and assumed premiums, less ceded premiums.

•                  New premiums:  New premiums represent premiums collected within the first twelve months following the initial policy date.

•                  Renewal premiums:  Renewal premiums represent the premiums derived from policies greater than twelve months from the original policy date.

•                  Commission and fee income:  Commission and fee income consists of the commissions received by our insurance marketing business for the sale by us of insurance products underwritten by other insurance companies and fees generated by our third-party administration business.  In addition, both of these businesses provide services to us.  The commission and fee income for services that these businesses provide to us is eliminated from the financial statement amounts referenced in this report.

•                  Other income:  Other income is comprised primarily of commission and expense allowances from reinsurance companies relating to insurance ceded from us to the reinsurance companies.

•                  Benefits and expenses:  Benefits and expenses consist primarily of policyholder benefits, insurance commissions, general insurance expenses, insurance taxes, licenses and fees, depreciation and amortization and the amortization of DAC and VOBA.

•                  Policyholder benefits:  Policyholder benefits consist of the policy benefit claims paid to policyholders and the increase or decrease in benefit reserves.  The primary factors affecting policyholder benefits are premium growth, claims experience and reserve assumptions including persistency, morbidity, mortality and interest rates.

•                  Insurance commissions:  Insurance commissions represent renewal commissions on products after the first anniversary date as well as first year commissions that are not deferred.

•                  General insurance expenses:  General insurance expenses include primarily selling, general and administrative expenses incurred by corporate headquarters personnel in conducting operations including marketing, policy set-up, administration, adjudication and customer service.

•                  Insurance taxes, licenses and fees:  Insurance taxes, licenses and fees are primarily comprised of employment taxes, premium taxes and various filing fees required by the jurisdictions in which we do business.

•                  Depreciation and amortization:  This item includes depreciation of fixed assets such as information technology hardware and amortization of intangible assets such as software licenses.  This item is not discussed in detail in this Management’s Discussion and Analysis of Financial Condition and Results of Operations because it does not generally fluctuate significantly from period to period and is not a significant performance statistic considered by our management.

•                  Amortization of DAC and VOBA:  DAC relating to most insurance products is amortized over the premium-paying period of related policies in a manner consistent with the establishment of benefit reserves.  The amortization of VOBA is comparable to the amortization of DAC and is recognized using amortization schedules established at the time of acquisition based upon expected patterns of premiums, mortality, policy lapses and morbidity, and adjustments are made to take into account certain variances between expected and actual costs.

•                  Other Operating Measures:  These are measures that do not appear in the consolidated statement of operations, but are used by our management to evaluate our operating results.

•                  New sales:  New sales represent annualized premiums on new policies issued.

•                  Benefits to premiums ratio:  Benefits to premiums ratio equals policyholder benefits divided by net premiums.  In general, an increase in the ratio indicates a decrease in underwriting margins of the relevant business segment.  Conversely, a decrease in the ratio generally indicates an increase in underwriting margins for the relevant business segment.  Our management believes that this ratio is more meaningful in evaluating the changes in underwriting margins on our products from period to period than comparing absolute dollar changes in premiums and reserves because growth in net premiums produces corresponding increases in reserves.

Discussion of Results by Business Segment

The following section discusses significant factors that impact our revenues and insurance underwriting results segregated into the following five business segments:

Worksite insurance business.  The worksite insurance business provides life and health insurance products to employers and their employees.  This business segment includes worksite business as well as individual insurance business sold directly to the end consumer and not considered part of the senior market business.  The primary insurance products sold by this business include life, short-term disability, dental, indemnity health and critical illness.  The earnings reported in any period for our worksite insurance business generally depends on growth in underwritten business, business mix, persistency of business in force, benefit payouts and administrative expenses incurred.  Revenues are generated primarily from new and renewal premiums.  The worksite insurance business also includes business sold through our career agency distribution channel, which is a group of agents and managers that are our employees that sell life and health insurance products directly to individuals and small businesses.

Senior market insurance business.  The senior market insurance business provides individual insurance products, primarily long-term care insurance, tailored to the needs of older individuals.  The level of operating earnings reported in any period for our senior market insurance business generally depends on growth in underwritten business, business mix, risk concentration, the ability to adjust premium rates, persistency of business in force, benefit payouts and administrative expenses incurred.  Revenues are generated primarily from new and renewal premiums.

Third-party administration business.  The third-party administration business provides administrative services to both the worksite insurance business and the senior insurance market business, as well as to third parties such as employers with self-funded insured health plans, other insurance carriers who do not administer the plans they offer, reinsurers and managed care plans.  Fees paid by our insurance operations to our third-party administrative services subsidiary are eliminated in our consolidated financial statements; fees received from third parties for these services are recorded as commissions and fee income in our consolidated statements of operations.  Costs associated with the operation of this business primarily reflect general overhead expenses and related information technology costs that are reflected in our consolidated statements of operations as general insurance expenses.

Acquired business.  Our predecessor obtained over time through assumption and indemnity reinsurance transactions, a number of blocks of life and health insurance business in which it has since elected to discontinue accepting new business.  Revenue from this business reflects renewal premiums and other considerations on business in force that will continue to decline over time as policies lapse.  The earnings generated by acquired blocks of business in any period will be affected by, among other things, historical pricing levels together with approved premium rate increases (if any), diversification of the underlying insurance policies, persistency and loss frequency and severity.

Corporate and other.  The corporate and other segment includes investment income earned on the investment portfolio related to capital and surplus not allocated to the insurance segments.  This segment also includes marketing allowances, commissions and related expenses pertaining to product sales for other insurance carriers, which are currently not material.  In addition, this segment includes certain unallocated expenses, primarily deferred compensation and incentive compensation costs, and other unallocated immaterial items.  The results of this business segment are reflected in the following discussions of net investment income, realized investment gains and losses, and general insurance expenses.

Consolidated Results of Operations

The following discussion reflects our predecessor’s historical results for the years ended December 31, 2004, 2003, and 2002.

We were incorporated on January 21, 2004, and completed our initial public offering of common stock on December 21, 2004.

Concurrently with the completion of our initial public offering, we completed the acquisition of Kanawha and its subsidiaries.  For financial reporting purposes, we have treated the acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to our predecessor’s consolidated statements of operations, cash flows and changes in shareholders’ equity for the year ended December 31, 2004.

Our future results may not be consistent with the historical results of our predecessor.  The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

The following represents a summary of our predecessor’s statement of operations and asset composition by reportable segment.  Except as noted, the financial statement information set forth below is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition of the predecessor.

Predecessor:

	For the Year Ended December 31,
	2002	2003	2004
Worksite Insurance Business
Insurance premiums	$53,173,170	$58,432,771	$56,308,493
Net investment income	6,266,992	5,943,960	5,028,355
Commission and fees	—	—	—
Net realized gains	—	—	—
Other income	197,146	386,070	263,734
Total revenues	59,637,308	64,762,801	61,600,582
Policyholder benefits	42,067,226	45,129,701	44,292,442
Commissions	3,534,254	4,027,870	3,779,844
Expenses, taxes, fees and depreciation	11,455,749	11,149,951	9,966,881
Amortization of DAC	4,122,546	5,201,470	6,208,791
Total benefits and expenses	61,179,775	65,508,992	64,247,958
(Loss) before Federal income tax	$(1,542,467)	$(746,191)	$(2,647,376)

Total assets	$150,694,648	$151,371,669	$169,760,986	(1)

	For the Year Ended December 31,
	2002	2003	2004
Senior Market Insurance Business
Insurance premiums	$37,970,676	$41,546,362	$42,060,326
Net investment income	1,308,947	2,426,903	3,878,429
Commission and fees	—	—	—
Net realized gains	—	—	—
Other income	1,368,706	1,563,506	2,346,577
Total revenues	40,648,329	45,536,771	48,285,332
Policyholder benefits	28,785,095	33,146,152	35,829,058
Commissions	3,307,834	4,587,237	5,481,986
Expenses, taxes, fees and depreciation	2,747,276	2,927,784	3,695,003
Amortization of DAC	1,621,606	825,889	641,079
Total benefits and expenses	36,461,811	41,487,062	45,647,126
Income before Federal income tax	$4,186,518	$4,049,709	$2,638,206

Total assets	$81,317,287	$115,751,057	$160,381,684	(1)

Third-Party Administration Business
Insurance premiums	$—	$—	$—
Net investment income	—	—	—
Commission and fees	12,974,620	13,007,733	13,295,120
Net realized gains	—	—	—
Other income	—	63,857	798
Total revenues	12,974,620	13,071,590	13,295,918
Policyholder benefits	—	—	—
Commissions	—	—	—
Expenses, taxes, fees and depreciation	12,978,196	12,564,353	12,200,228
Amortization of DAC	—	—	—
Total benefits and expenses	12,978,196	12,564,353	12,200,228
(Loss) income before Federal income tax	$(3,576)	$507,237	$1,095,690

Total assets	$8,737,853	$8,858,946	$8,186,306	(1)

Acquired Business
Insurance premiums	$7,499,276	$6,436,741	$4,466,726
Net investment income	10,261,228	9,230,046	8,507,129
Commissions and fees	—	—	—
Net realized gains	—	—	—
Other income	139,828	122,037	115,613
Total revenues	17,900,332	15,788,824	13,089,468
Policyholder benefits	10,432,557	10,985,219	10,053,493
Commissions	509,277	459,135	428,247
Expenses, taxes, fees and depreciation	3,275,027	3,037,122	2,829,686
Amortization of DAC	3,771,306	3,561,171	2,618,432
Total benefits and expenses	17,988,167	18,042,647	15,929,858
(Loss) before Federal income tax	$(87,835)	$(2,253,823)	$(2,840,390)

Total assets	$220,934,606	$203,214,521	$215,850,711	(1)

	For the Year Ended December 31,
	2002	2003	2004
Corporate and Other
Insurance premiums	$—	$—	$—
Net investment income	9,323,064	9,471,850	7,788,499
Commissions and fees	—	10,286	180,402
Net realized (losses) gains	(3,003,877)	7,600,499	9,432,585
Other income	163,734	181,850	381,505
Total revenues	6,482,921	17,264,485	17,782,991
Policyholder benefits	—	—	—
Commissions	—	—	—
Expenses, taxes, fees and depreciation	4,796,818	7,571,779	6,272,750
Amortization of DAC	—	—	—
Total benefits and expenses	4,796,818	7,571,779	6,272,750
Income before Federal income tax	$1,686,103	$9,692,706	$11,510,241

Total assets	$200,215,333	$205,974,072	$157,714,248	(1)

Total Predecessor:
Insurance premiums	$98,643,122	$106,415,874	$102,835,545
Net investment income	27,160,231	27,072,759	25,202,412
Commissions and fees	12,974,620	13,018,019	13,475,522
Net realized (losses) gains	(3,003,877)	7,600,499	9,432,585
Other income	1,869,414	2,317,320	3,108,227
Total revenues	137,643,510	156,424,471	154,054,291
Policyholder benefits	81,284,878	89,261,072	90,174,993
Commissions	7,351,365	9,074,242	9,690,077
Expenses, taxes, fees and depreciation	35,253,066	37,250,989	34,964,548
Amortization of DAC	9,515,458	9,588,530	9,468,302
Total benefits and expenses	133,404,767	145,174,833	144,297,920
Income before Federal income tax	$4,238,743	$11,249,638	$9,756,371

Total assets	$661,899,727	$685,170,265	N/A	(2)

(1)          KMG America at December 31, 2004, adjusted for purchase accounting adjustments to reflect the Kanawha acquisition.

(2) Aggregate total assets for our predecessor as of December 31, 2004, is not reported because our predecessor had been acquired by KMG America at that date and our predecessor’s assets had been consolidated into the KMG America balance sheet at that date.

The following represents a summary of KMG America’s income statement and asset composition as of December 31, 2004.  KMG America’s operations are aggregated into the following reportable segment, as the effects of its operations were not material to its predecessor’s reportable segments.

For the Period from January 21 through December 31, 2004
KMG America Corporation:
Insurance premiums	$—
Net investment income	18,408
Commissions and fees	—
Net realized gains	—
Other income	—
Total revenues	18,408
Policyholder benefits	—
Commissions	—
Expenses, taxes, fees and depreciation	288,489
Amortization of DAC	—
Total benefits and expenses	288,489
(Loss) before Federal income tax	$(270,081)
Total assets	$770,051,331

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Financial Results Overview

Net income for the year ended December 31, 2004, decreased $1.6 million, or 20.1%, to $6.2 million from net income of $7.8 million in 2003.  The decrease in net income was primarily due to decreases in premiums and net investment income and an increase in policyholder benefits, partially offset by a decrease in general expenses, all of which are described in greater detail below.

Revenues

Total revenues for the year ended December 31, 2004, decreased $2.3 million, or 1.5%, to $154.1 million from total revenues of $156.4 million in 2003.  The primary factors causing the decrease are explained in the revenue-related discussion below.

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the year ended December 31, 2003				For the year ended December 31, 2004				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$15.9	$9.6	$—	$25.5	$13.6	$4.4	$—	$18.0	$(2.3)	$(5.2)	$—	$(7.5)
Renewal	44.2	42.1	—	86.3	44.7	50.6	—	95.3	0.5	8.5	—	9.0
Total	60.1	51.7	—	111.8	58.3	55.0	—	113.3	(1.8)	3.3	—	1.5
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	6.6	6.6	—	—	4.6	4.6	—	—	(2.0)	(2.0)
Total	—	—	6.6	6.6	—	—	4.6	4.6	—	—	(2.0)	(2.0)
Ceded
New	(0.8)	(3.8)	—	(4.6)	(0.9)	(2.8)	0.0	(3.7)	(0.1)	1.0	—	0.9
Renewal	(0.9)	(6.4)	(0.1)	(7.4)	(1.1)	(10.1)	(0.1)	(11.3)	(0.2)	(3.7)	—	(3.9)
Total	(1.7)	(10.2)	(0.1)	(12.0)	(2.0)	(12.9)	(0.1)	(15.0)	(0.3)	(2.7)	—	(3.0)
Net
New	15.1	5.8	—	20.9	12.7	1.6	0.0	14.3	(2.4)	(4.2)	—	(6.6)
Renewal	43.3	35.7	6.5	85.5	43.6	40.5	4.5	88.6	0.3	4.8	(2.0)	3.1
Total	58.4	41.5	6.5	106.4	56.3	42.1	4.5	102.9	(2.1)	0.6	(2.0)	(3.5)

Worksite net new premiums decreased $2.4 million, or 15.9%, due to decreased sales volumes. New sales decreased $1.4 million in total, or 9.5%, to $13.3 million in the year ended December 31, 2004, from $14.7 million in the year ended December 31, 2003.  Our predecessor stopped issuing annuities and Medicare supplement policies in 2003, but both of these products were offered for the majority of 2003. Sales of our predecessor’s products through its career agency distribution channel declined as a result. New product sales distributed exclusively through worksite marketing increased $2.3 million, or 27.4%, to $10.7 million in the year ended December 31, 2004, from $8.4 million in the year ended 2003.   Net renewal premiums increased $0.3 million, or 0.7%, due to the increased amount of insurance in force created by prior year sales.

Senior market net new premiums decreased $4.2 million, or 72.4%, due to the combination of a decrease in direct new premiums and an increase in ceded new premiums.  Direct new premiums decreased $5.2 million, or 54.2%, due to a decline in new sales.  New sales decreased $5.1 million, or 61.4%, to $3.2 million in the year ended December 31, 2004, from $8.3 million in the year ended December 31, 2003.  A sales decline that began in mid-2003, resulting from the discontinuance of an older product and the introduction of a new product with significantly higher premiums, continued into 2004. Net new premiums also declined because the new product is reinsured to a greater degree than the discontinued product, resulting in an increase to ceded premiums. The risk retained by Kanawha was 85% on the discontinued product compared to 40% on the new product. Net renewal premiums increased $4.8 million, or 13.4%, due to the increased amount of insurance in force created by prior year sales. This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.

Acquired business premiums decreased $2.0 million, or 30.3%, for the year ended December 31, 2004.  We and our predecessor have not acquired any blocks of business since 1999 and the decline is a result of policy lapses and premium refunds that our predecessor was required to pay to ceding companies under some of its reinsurance agreements because its claims experience was better than contemplated in the agreements. These premium refunds are offset by reductions in policyholder benefits.

Net Investment Income

Net investment income declined $1.9 million, or 7.0%, to $25.2 million in the year ended December 31, 2004, from $27.1 million in the year ended December 31, 2003. The decline in 2004 was largely the result of an incentive payment of $1.6 million to one of our predecessor’s outside investment managers at the conclusion of the contract period as well as a decline in the yield on, and the dollar amount of, invested assets. There are no other incentive arrangements of this type in effect, and this contract was terminated upon the closing of the Kanawha acquisition.  Net investment income is primarily affected by changes in levels of invested assets and interest rates.  The decline in investment income in the year ended December 31, 2004, occurred despite an increase in total cash and investments of $34.7 million, or 7.2%, to $519.1 million as of December 31, 2004, from $484.4 million as of December 31, 2003, excluding the effects of the Kanawha acquisition. Invested assets declined to $461.1 million as of December 31, 2004, from $477.2 million as of December 31, 2003, because assets were sold in the last several months of 2004 and the proceeds of the sale of those assets were not reinvested as of December 31, 2004.  This generated a corresponding increase in cash.  The increase in cash and invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on invested assets on an amortized cost basis was 5.62% in the year ended December 31, 2004, compared to an average yield of 6.02% in the year ended 2003.  The continuing decline in prevailing interest rates and the sale of some higher yield investments, both in 2003 and 2004, contributed to the decline in net investment income in the year ended December 31, 2004, compared to the year ended December 31, 2003.  The $1.6 million incentive payment paid to an outside investment manager in 2004, which was recorded as a reduction of investment income, was charged directly to the corporate and other segment, resulting in a significant decline in investment income in this segment compared to 2003. All other net investment income is allocated to the various business segments on a pro rata basis based on the invested assets attributed to the business segment.

Total assets attributed to the worksite insurance business have not experienced any significant fluctuations.  Total assets attributed to the senior market insurance business have increased significantly due to the accumulation of long-term care insurance premiums retained to establish policy reserves for the payment of future policyholder benefits.  Assets attributed to the third-party administration business consist primarily of operating cash and receivables with respect to administrative claims payments awaiting settlement.  These assets are subject to significant variations due to timing of payments made, and there is no investment income attributed to them.  Assets attributed to the acquired business have declined since 1999 as a result of policy lapses and the fact that we and our predecessor have not acquired any blocks of business since 1999.  Assets attributed to the corporate and other segment are subject to significant fluctuations because changes in unrealized gains are all allocated to the corporate and other segment. In conjunction with the application of GAAP purchase accounting requirements, assets attributed to the worksite insurance business, the senior insurance business and the acquired business all increased.

Commission and Fee Income

Commission and fee income increased $0.5 million, or 3.8%, to $13.5 million for the year ended December 31, 2004, from $13.0 million for the year ended December 31, 2003.  Most of the commission and fee income was from administrative fees relating to third-party administration. The increase was due to an increase in business in force resulting from increases in sales of our predecessors administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments.  The net realized investment gain in the year ended December 31, 2004, increased by $1.8 million to $9.4 million from $7.6 million in the year ended December 31, 2003.  The net gain realized on fixed maturity securities in the year ended December 31, 2004, totaled $7.1 million compared to a net gain realized on fixed maturity securities of $6.3 million in the year ended December 31, 2003.  In both 2003 and 2004, our predecessor’s investment committee elected to take advantage of favorable market conditions for fixed maturity securities by selling certain fixed maturity securities to recognize gains.  Realized gains on fixed maturity securities in 2004 and 2003 were negatively impacted by impairment charges of $0.5 million and $0.7 million, respectively.  The net gain realized on equity securities in the year ended December 31, 2004, totaled $2.4 million compared to a net gain realized on equity securities of $1.4 million for the year ended December 31, 2003.  These net gains on equity securities were due to our predecessor’s investment committee’s election to take advantage of favorable market conditions by selling certain common stocks to recognize gains on these sales. Realized gains on equity securities in 2004 and 2003 were negatively impacted by impairment charges of $0.2 million and $0, respectively. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.8 million, or 34.8%, to $3.1 million in the year ended December 31, 2004, from $2.3 million in the year ended December 31, 2003, reflecting the increased commission and expense allowances from reinsurance companies generated from the increase in ceded premiums described in “—Premiums” above.

Benefits and Expenses

Total benefits and expenses decreased $0.9 million, or 0.6%, to $144.3 million in the year ended December 31, 2004, from $145.2 million in the year ended December 31, 2003.  The primary factors causing this increase are explained in “—Policyholder Benefits” and “—General Insurance Expenses” below.

Policyholder Benefits

Policyholder benefits increased $0.9 million, or 1.0%, to $90.2 million in the year ended December 31, 2004, from $89.3 million in the year ended December 31, 2003.  This, in combination with the aforementioned decline in premiums, produced a benefits to premium ratio of 87.7% in 2004 compared to 83.9% in 2003.

Worksite marketing policyholder benefits decreased $0.8 million, or 1.8%, to $44.3 million for the year ended December 31, 2004, from $45.1 million for the year ended December 31, 2003.  This produced benefits to premium ratios of 78.7% for the year ended December 31, 2004, compared to 77.2% for the year ended December 31, 2003. While policyholder benefits decreased, a sales decline of $2.6 million resulting from the discontinuation of annuities also produced a similar reduction in policyholder benefits, as reserve increases associated with this business were no longer required. The benefits to premium ratio increased primarily as a result of unfavorable short term disability claims experience at a particular employer worksite. Actions have been taken to cease any new sales in that worksite.

Senior market policyholder benefits increased $2.7 million, or 8.2%, to $35.8 million for the year ended December 31, 2004, from $33.1 million for the year ended December 31, 2003.  This produced benefits to premium ratios of 85.2% for the year ended December 31, 2004, compared to 79.8% for the year ended December 31, 2003.  The primary reason for the ratio increase is an increase in open active claims, due to an increase in the number of policies in force and the aging of our predecessor’s insureds, which resulted in increases in actual claims paid as well as additional claims reserves.

Acquired business policyholder benefits decreased $0.9 million, or 8.2%, to $10.1 million for the year ended December 31, 2004, from $11.0 million for the year ended December 31, 2003.  This produced benefits to premium ratios of 225.1% for the year ended December 31, 2004, compared to 170.7% for the year ended December 31, 2003.  These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying, substantial reserves and investment income on reserves that is a primary component of this line of business.  The decline in policyholder benefits results from the fact that claims experience was better than contemplated under some of the related reinsurance agreements. These better than contemplated policyholder benefits were offset by premium refunds that our predecessor was required to pay to the ceding companies because claims experience was favorable. The primary reason for the increased benefits to premium ratio was an increase of $0.9 million in policyholder benefits combined with a decrease of $0.5 million in premiums on a block of insurance policies acquired from Metropolitan Life Insurance Company. The increase in policyholder benefits on the Metropolitan Life Insurance Company business was due in part to several larger claims, but primarily reflects increased claims volume due to the aging of the business. Other than these benefit fluctuations, there were no significant changes in acquired business policyholder benefits from 2003 to 2004.

Insurance Commissions

Commission expenses increased $0.6 million, or 6.6%, to $9.7 million in the year ended December 31, 2004, from $9.1 million in the year ended December 31, 2003.  This increase is consistent with the 6.5% increase in net renewal premiums for the non-acquired business.

General Insurance Expenses

General insurance expenses decreased $1.7 million, or 5.8%, to $27.8 million in the year ended December 31, 2004, from $29.5 million in the year ended December 31, 2003. General insurance expenses for 2004 and 2003 include approximately $2.2 million and $2.8 million, respectively, of costs to develop our predecessor’s worksite marketing business.  In November 2003, our predecessor outsourced the functions of its information technology department to CGI Group, Inc, which had a positive impact on expenses. In addition, general expenses (primarily in the third party administration business) were negatively impacted in 2003 by information technology expenses attributable to administrative system conversions, as well as costs to comply with HIPAA. As a result, the third party administration business experienced a decrease in expenses in 2004 compared to 2003, despite an increase in revenues. Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees were unchanged at $4.7 million in the years ended December 31, 2004 and 2003.  Premium income, which drives premium taxes, was relatively flat between 2003 and 2004.

Amortization of DAC and VOBA

Our predecessor deferred first year commissions and general insurance expenses associated with the acquisition of new business.  The total deferrals of policy acquisition costs were $13.1 million and $14.5 million in 2004 and 2003, respectively.  The decrease in deferrals was primarily due to the decrease in net new long-term care premiums in the senior market.

Our predecessor also assigned a value to the insurance in force of acquired companies or blocks of insurance business at the date of acquisition.  No companies or blocks of business were acquired in 2004 or 2003.

The amortization of DAC and VOBA decreased $0.1 million, or 1.0%, to $9.5 million in the year ended December 31, 2004, from $9.6 million in the year ended December 31, 2003.  In the year ended December 31, 2004, amortization is composed of DAC amortization of $6.4 million and VOBA amortization of $3.1 million.  The 2003 amortization is composed of DAC amortization of $5.6 million and VOBA amortization of $4.0 million.

We eliminated all of our predecessor’s DAC upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  We began recording DAC prospectively on January 1, 2005.

We eliminated all of our predecessor’s historical VOBA upon the closing of the Kanawha acquisition as part of our application of GAAP purchase accounting requirements.  We simultaneously re-established VOBA for the value of our predecessor’s in force business.  VOBA interest rate assumptions to amortize the VOBA were also reset upon the closing of the acquisition and the rate was approximately 6.0% at December 31, 2004.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and a Kanawha subsidiary’s net operating loss carry forward, and because any losses incurred in that subsidiary do not generate tax benefits because of the uncertainty of future operating gains.  Our predecessor’s effective tax rates for the periods from January 1 through December 31, 2004, and 2003 were 36.5% and 31.1%, respectively.  In 2003, our predecessor qualified for the small life insurance company deduction, which had the effect of lowering its overall tax rate. Kanawha did not qualify for the small life insurance company deduction in 2004.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Financial Results Overview

Net income for 2003 increased $4.7 million, or 151.6%, to $7.8 million from net income of $3.1 million in 2002.  The increase in net income was due to an increase in realized investment gains partially offset by an increase in policyholder benefits, all of which are described in greater detail below.

Revenues

Total revenues for 2003 increased $18.8 million, or 13.7%, to $156.4 million from total revenues of $137.6 million in 2002.  The primary factors causing the increase are explained in the revenue related discussion below.

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the year ended December 31, 2002				For the year ended December 31, 2003				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$12.9	$13.8	$—	$26.7	$15.9	$9.6	$—	$25.5	$3.0	$(4.2)	$—	$(1.2)
Renewal	42.4	30.7	—	73.1	44.2	42.1	—	86.3	1.8	11.4	—	13.2
Total	55.3	44.5	—	99.8	60.1	51.7	—	111.8	4.8	7.2	—	12.0
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	7.8	7.8	—	—	6.6	6.6	—	—	(1.2)	(1.2)
Total	—	—	7.8	7.8	—	—	6.6	6.6	—	—	(1.2)	(1.2)
Ceded
New	(0.9)	(2.0)	—	(2.9)	(0.8)	(3.8)	—	(4.6)	0.1	(1.8)	—	(1.7)
Renewal	(1.2)	(4.6)	(0.3)	(6.1)	(0.9)	(6.4)	(0.1)	(7.4)	0.3	(1.8)	0.2	(1.3)
Total	(2.1)	(6.6)	(0.3)	(9.0)	(1.7)	(10.2)	(0.1)	(12.0)	0.4	(3.6)	0.2	(3.0)
Net
New	12.0	11.8	—	23.8	15.1	5.8	—	20.9	3.1	(6.0)	—	(2.9)
Renewal	41.2	26.1	7.5	74.8	43.3	35.7	6.5	85.5	2.1	9.6	(1.0)	10.7
Total	53.2	37.9	7.5	98.6	58.4	41.5	6.5	106.4	5.2	3.6	(1.0)	7.8

Worksite net new premiums increased $3.1 million, or 25.8%, due to increased sales volumes.

New sales increased $3.2 million in total, or 27.8% to $14.7 million in 2003 from $11.5 million in 2002.  New product sales distributed exclusively through worksite marketing increased $2.0 million, or 31.2%, to $8.4 million in 2003 from $6.4 million in 2002.  In late 2001, our predecessor hired a new team of marketing executives to grow this business and expended considerable effort and resources to achieve this objective.  As a result, our predecessor’s product sales distributed exclusively through worksite marketing increased in both 2002 and 2003.  Net renewal premiums increased $2.1 million, or 5.1%, due to the increased amount of insurance in force created by prior year sales.

Senior market net new premiums decreased $6.0 million, or 50.8%, due to the combination of a decrease in direct new premiums and an increase in ceded new premiums.  Direct new premiums decreased $4.2 million, or 30.4%, due to a decline in new sales.  New sales decreased $5.1 million, or 38.1%, to $8.3 million in 2003 from $13.4 million in 2002.  Sales declined as a result of the discontinuance of an older long-term care product and the introduction of a new long-term care product with significantly higher premiums.  Ceded new premiums increased $1.8 million, or 90.0%, as a result of  the fact that the new product is reinsured to a greater degree than the discontinued product.  Net renewal premiums increased $9.6 million, or 36.8%, due to the increased amount of insurance in force created by prior year sales.  This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.

Acquired business premiums decreased $1.0 million, or 13.3%, in 2003.  Our predecessor and we have not acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income declined $0.1 million, or 0.4%, to $27.1 million in 2003 from $27.2 million in 2002.  Net investment income is primarily affected by changes in levels of invested assets and interest rates.  The decline in investment income in 2003 occurred despite an increase in total investments of $13.3 million, or 2.9%, to $477.2 million as of December 31, 2003, from $463.9 million as of December 31, 2002.  The total investments on an amortized cost basis as of December 31, 2003, totaled $455.9 million compared to $443.5 million as of December 31, 2002.  The increase in invested assets on an amortized cost basis is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.  The average yield on invested assets on an amortized cost basis was 6.02% in 2003 compared to an average yield of 6.21% in 2002.  The continuing decline in prevailing interest rates and our predecessor’s sale of some higher yield investments when it restructured its portfolio in 2002 contributed to the decline in net investment income in 2003 from 2002.  Net investment income is allocated to the various business segments on a pro rata basis based on the invested assets attributed to the business segment.

Total assets attributed to the worksite insurance business have not experienced any significant fluctuations.  Total assets attributed to the senior market insurance business have increased significantly due to the accumulation of long-term care insurance premiums retained to establish policy reserves for the payment of future policyholder benefits.  Assets attributed to the third-party administration business consist primarily of operating cash and receivables with respect to administrative claims payments awaiting settlement.  These assets are subject to significant variations due to timing of payments made, and there is no investment income attributed to them.  Assets attributed to the acquired business have declined since 1999 as a result of policy lapses and the fact that our predecessor has not acquired any blocks of business since 1999.  Assets attributed to the corporate and other segment are subject to significant fluctuations because the changes in unrealized gains are all allocated to the corporate and other segment.

Commission and Fee Income

Commission and fee income for 2003 was $13.0 million, unchanged from 2002.  This amount represented administrative fees for third-party administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occurred as a result of the sale or impairment of our predecessor’s investments.  The net realized investment gain increased by a total of $10.6 million to $7.6 million in 2003 from a net realized investment loss of $3.0 million in 2002.  The net gain on the sale of fixed maturity securities in 2003 totaled $6.3 million compared to a net loss on the sale of fixed maturity securities of $3.0 million in 2002.  The $6.3 million net gain in 2003 was primarily due to our predecessor’s investment committee’s election to take advantage of favorable market conditions for fixed maturity securities by selling fixed maturity securities to recognize gains on these sales.  The $3.0 million net loss in 2002 was primarily due to losses on distressed bonds from companies including WorldCom, Inc. and ATT Canada, Inc.  The net gain on the sale of common stock in 2003 totaled $1.4 million due to our predecessor’s investment committee’s election to take advantage of favorable market conditions by selling certain common stock to recognize gains on these sales.  The sale of common stock in 2002 was at a price that approximated the value of the stock on our predecessor’s balance sheet; therefore, the realized gain was de minimis.  Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.4 million, or 21.1%, to $2.3 million in 2003 from $1.9 million in 2002, reflecting the increased commission and expense allowances from reinsurance companies generated from the increase in ceded premiums that is described in the discussion of premiums above.

Benefits and Expenses

Total benefits and expenses increased $11.8 million, or 8.8%, to $145.2 million in 2003, from $133.4 million in 2002.  The primary factors causing this increase are explained below in the benefits and expenses related discussion below.

Policyholder Benefits

Policyholder benefits increased $8.0 million, or 9.8%, to $89.3 million in 2003 from $81.3 million in 2002.  The policyholder benefits for 2003 include a charge of approximately $0.9 million reflecting a reserve deficiency for accident and health insurance that emerged during the year.  Conversely, policyholder benefits for 2002 include a reserve redundancy for accident and health insurance of approximately $5.3 million that was released into earnings.

Worksite marketing policyholder benefits increased $3.0 million, or 7.1%, to $45.1 million for 2003 from $42.1 million for 2002.  This produced benefits to premium ratios of 77.2% for 2003 compared to 79.1% for 2002.  This ratio decrease reflects the premium growth over the last two years and the assumption that claims will be smaller in the earlier years that policies are in force.

Senior market policyholder benefits increased $4.3 million, or 14.9%, to $33.1 million for 2003 from $28.8 million for 2002.  This produced benefits to premium ratios of 79.8% for 2003 compared to 75.8% for 2002.  The primary reason for the ratio increase is the increase in actual claims, due to an increase in the number of policies in force and the aging of our predecessor’s insureds, and the associated claims reserves established.

Acquired business policyholder benefits increased $0.6 million, or 5.8%, to $11.0 million for 2003 from $10.4 million for 2002.  This produced benefits to premium ratios of 170.7% for 2003 compared to 139.1% for 2002.  These benefits to premium ratios reflect the facts that a large portion of the acquired business is no longer premium paying, this business has substantial reserves and the investment income on the reserves is a primary component of this line of business.  The change in the benefits-to-premium ratio from 2002 to 2003 was the result of several factors including a $0.2 million leukemia claim in the group accident and health line, an arbitration settlement with John Hancock Financial Services, Inc. for $0.3 million more than the amount reserved and increases of $0.8 million in individual claims on a block of insurance policies acquired from Metropolitan Life Insurance Company over 2002.  The increase in claims on the Metropolitan Life Insurance Company block of insurance policies was due in part to several larger claims, but primarily reflects increased claims volume due to the aging of the business.

Insurance Commissions

Commission expenses increased $1.7 million, or 23.0%, to $9.1 million in 2003 from $7.4 million in 2002.  Net renewal premiums increased by 14.2%, which generated $1.2 million in increased commissions.  In addition, our predecessor paid $0.6 million of first year non-deferred commissions that were related to sales of group cancelable products that were introduced during 2003.

General Insurance Expenses

General insurance expenses increased $1.1 million, or 3.9%, to $29.5 million in 2003 from $28.4 million in 2002.  General insurance expenses were negatively impacted in 2003 and 2002 by information technology expenses attributable to administrative system conversions, as well as costs to comply with HIPAA.  General insurance expenses for the years ended December 31, 2003, and 2002 include approximately $2.8 million and $2.2 million, respectively, of costs to develop our predecessor’s worksite marketing business.  Expenses in 2002 (primarily relating to the third party administration business) were negatively affected by the costs associated with the conversion by our predecessor of a client’s existing information management system to a new HIPAA compliant system.  This project produced fees for our predecessor in 2002 and 2003, although the project’s associated expenses decreased in 2003 compared to 2002.  Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.8 million, or 20.5%, to $4.7 million in 2003 from $3.9 million in 2002.  The increase exceeded the growth rate in the insurance premiums for the same period due primarily to the additional fees of $0.3 million resulting from an examination performed by the South Carolina Department of Insurance.

Amortization of DAC and VOBA

Our predecessor deferred first year commissions and general insurance expenses associated with the acquisition of new business.  The total deferrals of policy acquisition costs were $14.5 million and $16.5 million in 2003 and 2002, respectively.  The decrease in deferrals was primarily due to the decrease in net new long-term care premiums in the senior market.

Our predecessor also assigned a value to the insurance in force of acquired companies or blocks of insurance business at the date of acquisition.  No companies or blocks of business were acquired in 2003.  Approximately $1.0 million of costs to acquire an insurance agency were deferred in 2002.

The amortization of DAC and VOBA increased $0.1 million, or 1.1%, to $9.6 million in 2003 from $9.5 million in 2002.  The 2003 amortization is composed of DAC amortization of $5.6 million and VOBA amortization of $4.0 million.  The 2002 amortization is composed of DAC amortization of $5.3 million and VOBA amortization of $4.2 million.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% because our predecessor qualified for the small life insurance company deduction and due to our predecessor’s tax-advantaged investments.  Our predecessor’s effective tax rates for 2003 and 2002 were 31.1% and 27.3%, respectively.  The effective tax rate increased because, as income increased, the benefit of the small life insurance company deduction decreased.

Investments

The following table shows the carrying value of our and our predecessor’s investments by type of security as of the dates indicated.

	Predecessor		KMG America
	As of December 31, 2003		As of December 31, 2004
	(dollars in thousands)
Fixed maturity securities	$414,826.0	87.0%	$409,613.2	88.8%
Equity securities	2,824.9	0.6	36.0	0.0
Mortgage loans on real estate	31,630.6	6.6	23,678.7	5.2
Policy loans	22,940.3	4.8	22,620.8	4.9
Other investments	4,978.2	1.0	5,192.5	1.1

Total investments	$477,200.0	100%	$461,141.2	100%

Of the fixed maturity securities shown above, 77.8% and 80.9% (based on total carrying value) were invested in securities rated “A” or better as of December 31, 2003, and 2004, respectively.

The following table provides the cumulative net unrealized gains (pre-tax) on our and our predecessor’s fixed maturity securities and equity securities as of the dates indicated.  Effective December 31, 2004, our investments were recorded at fair value, thereby eliminating all unrealized gains and losses, as part of the application of GAAP purchase accounting requirements.

	Predecessor	KMG America
	As of December 31, 2003	As of December 31, 2004
	(dollars in thousands)
Fixed maturity securities:
Amortized cost	$396,028.6	$409,613.2
Unrealized gains	24,992.8	—
Unrealized losses	(6,195.4)	—
Carrying value	$414,826.0	$409,613.2

Equities:
Cost	$346.7	$36.0
Unrealized gains	2,572.9	—
Unrealized losses	(94.8)	—
Carrying value	$2,824.8	$36.0

Net unrealized gains on fixed maturity securities were $18.8 million as of December 31, 2003.

Net unrealized gains on equity securities were $2.5 million as of December 31, 2003.

Unrealized losses in 2003 were reviewed by our predecessor for other than temporary impairment in conjunction with our predecessor’s investment policies during the year ended December 31, 2003. Impairment charges of $0.7 million were taken in the year ended 2003 on one bond issue that was determined to be other than temporarily impaired due to the length of time that it was in a loss position.

Loss Impairment.  All fixed maturity securities are classified as available-for-sale and marked to market through other comprehensive income.  All securities with gross unrealized losses at the consolidated balance sheet date are subjected to our process for identifying other-than-temporary impairments.  Securities deemed to be other-than-temporarily impaired are written down to fair value in the period the securities are deemed to be so impaired.  The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.  Management considers a wide range of factors, as described below, about the issuer of the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing its prospects for near term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

Considerations used by management in the impairment evaluation process include, but are not limited to, the following:

•                          length of time and the extent to which the market value of the security has been below amortized cost;

•                          when the issuer is experiencing significant financial difficulties, a review of all securities of the issuer, including its known subsidiaries and affiliates;

•                          conditions of the industry sector or subsector in which the issuer operates;

•                          economic conditions in the issuer’s geographic location;

•                          catastrophic loss suffered by the issuer or the industry in which the issuer operates; and

•                          other subjective factors, including information obtained from regulators and rating agencies.

The review of fixed maturity securities for impairments includes an analysis of the total gross unrealized losses for three categories of securities: (1) securities where the estimated fair value had declined and remained below amortized cost by less than 20%; (2) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months; and (3) securities where the estimated value had declined and remained below amortized cost by 20% or more for six months or greater.  Securities in the first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions and certain industry trends.  The first category generally includes securities that have declined in value as a result of fluctuations in interest rates, rather than due to difficulties experienced by the issuer of the securities.  While all of these securities are monitored for potential impairment, our and our predecessor’s experience indicates that securities in the first two categories do not present as great a risk of impairment, and securities in these categories often recover their fair value over time as the factors that caused the declines improve.

Writedowns are recorded as investment losses and the cost bases of the securities are adjusted accordingly.  The revised cost basis is not changed for subsequent recoveries in value.  Writedowns of fixed maturity securities were $0.5 million for the year ended December 31, 2004.  This write-down reflected other than temporary impairments on Delta Airlines and Triton Aviation fixed income securities.  Both of these securities have been impacted by the negative conditions affecting the airline industry generally.  Delta’s credit rating was downgraded twice during 2004 and the value of the Triton securities continued a decline for which an impairment of $0.7 million was recognized in 2003.  Writedowns of equity securities were $0.2 million for the year ended December 31, 2004, reflecting poor operating results and a market value decline in excess of 75 percent on Verso Technologies, Inc.

Effective December 31, 2004, we recorded all of our predecessor’s assets at fair market value, thereby eliminating all unrealized gains and losses for the year ended December 31, 2004, as part of the application of GAAP purchase accounting requirements.

Reserves

The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	Predecessor	KMG America
	As of December 31, 2003	As of December 31, 2004
	(dollars in thousands)
Life and annuity reserves	$299,884.2	$309,940.3
Accident and health reserves	141,209.0	200,801.8
Policy and contract claims	10,460.7	9,343.5
Other policyholder liabilities	10,461.1	10,829.8
Total policy liabilities	$462,015.0	$530,915.4

Life and annuity reserves increased by $10.0 million, or 3.3%, to $309.9 million as of December 31, 2004, from $299.9 million as of December 31, 2003.  The increase in the reserve balance for the year ended December 31, 2004 includes an increase of $20.2 million attributed to the application of GAAP purchase accounting requirements.  Excluding the effects of GAAP purchase accounting, life and annuity reserves decreased $10.2 million for the year ended December 31, 2004.  A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace, as expected because no new blocks of business have been acquired since 1999.  These reserves represented $182.1 million as of December 31, 2004, and $180.1 million as of December 31, 2003.  The increase in the acquired life reserve balance for the year ended December 31, 2004, includes an increase of $12.6 million attributed to the application of GAAP purchase accounting requirements.  Excluding the effects of GAAP purchase accounting, these blocks represented $10.6 million of the decrease in reserves for the year ended December 31, 2004, and $10.9 million of the decrease in reserves for the year ended December 31, 2003.  Accident and health reserves increased by $59.6 million or 42.2%, to $200.8 million as of December 31, 2004, from $141.2 million as of December 31, 2003.  The increase in the reserve balance for the year ended December 31, 2004, includes an increase of $24.1 million attributed to the application of GAAP purchase accounting requirements.  The remaining reserve increases of $35.5 million are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care premiums received.  Policy and contract claims, which represent liabilities for actual claims reported and payable, decreased by $1.2 million, or 11.4%, to $9.3 million as of December 31, 2004, from $10.5 million as of December 31, 2003.  This decrease represents timing of claims received and processed, and although there are always fluctuations in policy and contract claim reserves from period to period, there were no significant events or trends during the periods discussed in this paragraph that would produce any material changes in our claims reserves.

Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, increased by $0.3 million, or 2.9%, to $10.8 million as of December 31, 2004, from $10.5 million as of December 31, 2003.  The increase in 2004 was primarily due to an increase in dividend accumulations of $0.2 million and an increase in advanced premium payments of $0.1 million.

Participating Policies

Participating policies are policies where the policyholder participates in the performance of the underlying product profitability.  Policyholder dividends on participating insurance products are recognized over the term of the related policies.  Participating business represented approximately 30% and 31% of total ordinary life insurance in force at December 31, 2004, and 2003, respectively.  Dividends paid to policyholders were $2.2 million and $2.1 million for the years ended 2004 and 2003, respectively, and are recorded as policyholder benefits in the consolidated statements of operations.

Ceded Reinsurance

As part of our overall risk and capacity management strategy, we purchase reinsurance for loss protection to manage individual and aggregate risk exposure and concentration, to free up capital to allow us to write additional business and, in some cases, effect business dispositions.  We utilize ceded reinsurance for those product lines where there is exposure on a per risk basis or in the aggregate which exceeds our internal risk retention and concentration management guidelines.

Reinsurance recoverables represent the portion of the policy and contract liabilities that are covered by reinsurance.  These liabilities include reserves for life, annuity, accident and health, policy and contract claims and other policyholder liabilities as shown in the consolidated balance sheets.  The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies reinsured.  Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine the underlying liabilities reported in the consolidated balance sheets.

The following table sets forth reinsurance recoverables by category as of the dates indicated:

	Predecessor	KMG America
	As of December 31, 2003	As of December 31, 2004
	(dollars in thousands)
Ceded future policyholder benefits and expense	$60,337.7	$70,584.9
Ceded claims and benefits payable	813.5	769.9
Reinsurance recoverables	$61,151.2	$71,354.8

Reinsurance recoverables increased by $10.2 million, or 16.7%, to $71.4 million as of December 31, 2004, from $61.2 million as of December 31, 2003.  The increase in the recoverable balance for the year ended December 31, 2004, includes an increase of $3.5 million attributed to the application of GAAP purchase accounting requirements.  The remaining increase is attributable to underlying business growth, specifically the growth in long-term care business reinsured.

Recorded ceded loss recoveries from reinsurers (recorded as a reduction in policyholder benefits) were $7.9 million and $5.6 million for the years ended 2004 and 2003, respectively.

Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations.  In the event one or more assuming companies were to default on its obligations, it could have an adverse effect on our business, results of operations and financial condition.  To limit this risk, we have implemented procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure.  In some cases, the reinsurers have placed amounts in trust that would be the equivalent of the recoverable amount and for which we are the beneficiary.  The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification.  An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management experience and current economic conditions.  As of December 31, 2004, 2003 and 2002, there was no allowance for doubtful accounts.

The following table sets forth our individual reinsurance recoverables exposure to specific reinsurers and their corresponding A.M. Best financial strength rating as of December 31, 2004:

Reinsurer	Recoverable Amount	A.M. Best Rating
	(dollars in thousands)
Reassure America	$24,001.8	A+
Madison National	13,579.9	A-
GE ERC	10,565.7	A
General & Cologne Re	9,941.9	A++
Munich Re	10,776.6	A+
Unum	1,560.5	A-
Swiss Re	421.4	A+
Transamerica	112.2	A+
Scottish Re	115.7	A-
All other	279.1
Less: Allowance for uncollectible	—
Total recoverable	$71,354.8

Liquidity and Capital Resources

KMG America is a holding company and had minimal operations of its own prior to the completion of its initial public offering and the Kanawha acquisition.  KMG America’s assets consist primarily of the capital stock of Kanawha and its other non-insurance subsidiaries.  Accordingly, KMG America’s cash flows depend upon the availability of dividends and other statutorily permissible payments, such as payments under tax allocation agreements and under management agreements, from Kanawha.  Kanawha’s ability to pay dividends and to make other payments  is limited primarily by applicable laws and regulations of South Carolina, the state in which Kanawha is domiciled, which subjects insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that Kanawha, KMG America’s insurance subsidiary, maintain minimum solvency requirements and limit the amount of dividends it can pay to the holding company.  Solvency regulations, capital requirements, types of insurance offered and rating agency status are some of the factors used in determining the amount of capital available for dividends.  In general, South Carolina will permit annual dividends from insurance operations equal to the greater of (1) the most recent calendar year’s statutory net income or (2) 10% of total capital and surplus of the insurance operations at the end of the previous calendar year, provided that the dividend payment does not exceed earned surplus, in which case further limitations apply.

For 2005, the maximum amount of dividends that Kanawha can pay to KMG America under applicable laws and regulations without prior regulatory approval is $8.4 million.  If KMG America is able to successfully execute its business plan and accelerate Kanawha’s earnings growth in its insurance operations, KMG America expects that the maximum allowable dividend from Kanawha to the holding company will increase at an accelerated rate year-over-year.  If the ability of Kanawha to pay dividends or make other payments to KMG America is materially restricted by regulatory requirements, it could adversely affect KMG America’s ability to pay any dividends on its common stock and/or service its debt and pay its other corporate expenses.

The primary sources of funds for KMG America’s subsidiaries consist of insurance premiums and other considerations, fees and commissions collected, proceeds from the sales and maturity of investments and investment income.  Cash is primarily used to pay insurance claims, agent commissions, operating expenses, product surrenders and withdrawals and taxes.  KMG America generally invests its subsidiaries’ excess funds in order to generate income.  The primary use of dividends and other distributions from subsidiaries to KMG America will be to pay certain expenses of the holding company.  We currently have no intention of paying dividends to our shareholders and will reinvest cash flows from operations into our businesses for the foreseeable future.

KMG America has outstanding debt of approximately $15.0 million because a portion of the purchase price for the Kanawha acquisition was paid in the form of a $15.0 million subordinated promissory note with a five-year term beginning on the closing date of the acquisition.  Interest on the promissory note is accruing at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date.  No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable.  The terms of the promissory note limit KMG America’s and Kanawha’s ability to incur additional debt.  KMG America maintains a $2.0 million line of credit available to meet short-term cash flow needs.  We are seeking to expand our available credit facilities in order to maximize financial flexibility and are considering adding leverage to our capital structure.

Our predecessor’s qualified defined benefit pension plan was under-funded by $2.0 million as of December 31, 2004, with an actuarially determined projected benefit obligation of $15.4 million as opposed to plan assets of $13.4 million.  In 2004, our predecessor made contributions to the pension fund of $3.1 million.  In accordance with ERISA, there was no expected minimum funding requirement for this plan for the year ended December 31, 2004.  Based on the plan’s current funding status and ERISA and IRS guidelines, no required contributions to the plan are anticipated for 2005.

We are not currently planning to make any other significant capital expenditures or acquisitions in 2005 or subsequent years.  However, we plan to significantly expand outlays relating to marketing and sales activities over the next several years including outlays required to build a national sales organization, which is a key component of our strategy.  These outlays will include expenses such as salaries and cash incentive compensation, employee benefits, occupancy and information technology expenses of additional sales personnel, advertising and marketing costs, consulting and recruiting.  The execution of our business plan will require additional outlays associated with the development of a national insurance company including home office expenses for executive management and additional financial, actuarial and underwriting personnel, infrastructure development and back-office expenses, as well as costs associated with our being a public company.

We anticipate that these costs will be offset over time by increased sales production resulting from hiring additional sales personnel and increased cross-selling, as well as efficiencies resulting from greater scale.  However, during 2005, we do not expect that the anticipated costs described above to implement our business strategy will be offset by incremental revenues, resulting in a net use of cash of approximately $5.0 million to $6.0 million during this period.  This cash outlay will be funded with a portion of the proceeds from the initial public offering.  We expect that net incremental cash flows resulting from the increased sales production and efficiencies anticipated from our new business strategy will be positive after 2005 but can provide no assurance that this will occur.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels.  Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our predecessor’s recent net cash flows:

	For The Year Ended December 31,
Net cash provided by (used in):	2002	2003	2004

Operating activities	$27,176.1	$(6,890.1)	$19,998.9
Investing activities	(18,869.8)	(6,871.3)	22,631.2
Financing activities	(1,750.0)	(1,750.0)	9,432.9
Net change in cash	$6,556.3	$(15,511.4)	$52,063.0

Cash Flows for the Years Ended December 31, 2002, 2003 and 2004.  Key factors resulting in the net cash inflow of $6.6 million for the year ended December 31, 2002, were higher cash flows from operations, specifically premium income that was placed in reserves, partially offset by $18.9 million in net purchases of investments.  The key factor resulting in net cash outflow of $15.5 million for the year ended December 31, 2003, was the increase in reinsurance balances recoverable that was generated when our predecessor ceded its annuity block of business to Madison National Life Insurance Company.  The transfer of assets related to that transaction was $15.0 million.  There were also additional purchases of long-term investments with excess cash and cash equivalents.  The key factors resulting in net cash inflow of $52.1 million for the year ended December 31, 2004, were cash flows from operations representing premium income that was placed in reserves, proceeds from the sales and maturities of invested assets that were not yet reinvested, and the capital contribution related to the exercise of stock options.  Our predecessor’s significant cash flows for the year ended 2002, 2003 and 2004, are as follows:

Reinsurance recoverables increased in 2002 as a result of increased reinsurance, primarily from long term care insurance.  Reinsurance recoverables increased significantly by $20.2 million in 2003.  The key component of the increase was the result of ceding $15.0 million of reserves associated with the annuity block of business to Madison National Life Insurance Company.  The remaining increase in reinsurance recoverables in 2003 resulted from increased reinsurance on the long term care insurance business.  In 2004, reinsurance recoverables increased by $6.7 million, primarily due to increased reinsurance on the long term care insurance business.

The increases in policy and contract liabilities result from premiums that are retained to establish policy reserves.

Accounts payable and accrued expenses increased in 2002 as the result of payment for a bond trade for $6.1 million that did not settle until 2003.  The payment of this liability largely accounts for the decrease in accounts payable and accrued expenses in 2003.  In 2004, accounts payable and accrued expenses increased by $4.5 million, primarily due to an increase in reinsurance payables of $6.8 million relating to acquired business, and a decrease in accrued compensation expense of $1.8 million relating to payments of accrued compensation that were made in 2004.

Other assets increased by $3.2 million in 2003 as the result of a reclassification of assets pertaining to an employee deferred compensation plan from “available-for-sale” to “trading,” offset by a decrease in common stock.  In 2004, other assets decreased by $2.2 million, primarily due to the timing of payments and receipts between our predecessor and its reinsurers.

The liability for benefits for employees and agents decreased by $2.3 million in 2003 as the result of payments for accrued pension plan contributions of $4.4 million.  The remaining increase is attributable to additional pension plan liability accruals of $1.3 million established to fund future payments under the pension plan.  The liability for benefits for employees and agents decreased by $2.1 million in 2004 as the result of payments for accrued pension plan contributions of $3.1 million.  The remaining increase is attributable to additional pension plan liability accruals of $1.2 million established to fund future payments under the pension plan.

Realized losses occurred in 2002 resulting from the sales of distressed investments.  Sales and purchases were higher in 2002 than 2001 because of a restructuring of the portfolio in 2002. Realized gains were higher in 2003 due to the decision made by our predecessor’s investment committee to take advantage of favorable market conditions by selling securities to recognize gains.  These sales activities kept the sales and purchases of investments at a comparable level with 2002.  In 2004, our predecessor had realized gains of $9.4 million primarily due to its decision to sell its convertible bond portfolio and the majority of its equity securities. These realized gains were higher than the gains in 2003, although the activity levels for sales and purchases was significantly lower than in 2003.

As a function of our third party administration business, insurance funds for clients are managed by us.  These funds are held in suspense pending appropriate disposition, and the balances in these funds will vary on a day-to-day basis.  The variations in funds held in suspense from year to year are a refection of this activity.

In connection with our acquisition of Kanwha in 2004, outstanding Kanawha stock options were exercised, resulting in cash receipts of $6.1 million and a tax benefit of $3.3 million. The exercise of these outstanding stock options produced both the $9.4 million capital contribution and the majority of the $3.8 million increase in federal income tax recoverable.

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations.  These obligations and commitments, as of December 31, 2004, are detailed in the table below:

	Total	Less than one year	1-3 years	3-5 years	After 5 years
	(dollars in thousands)
Contractual obligations:
Operating leases	$478.0	$166.0	$312.0	$—	$—
Information technology and document management outsourcing contract(1)	49,050.0	5,450.0	10,900.0	10,900.0	21,800.0
Subordinated promissory note	19,144.2	—	—	19,144.2	—-
Policy and contract liabilities(2)	530,915.4	13,655.7	23,463.2	26,072.6	467,723.9
Total obligations and commitments	$599,587.6	$19,271.7	$34,675.2	$56,116.8	$489,523.9

(1)          The information technology and document management outsourcing contract is a ten-year contract that began in November 2003.  This contract is subject to cancellation by us at any time starting in November 2006, with the payment of a termination penalty that is based on the number of months remaining in the contract.

(2)          The development of these anticipated payments by period entailed the use of actuarial projections of expected future benefits and expected future net premiums from current in force business.

New Accounting Standards

In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement 132 (revised 2003)”).  Statement 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  Statement 132 (revised 2003) retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement 132”), which it replaces.  It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The required information will be provided separately for pension plans and for other postretirement benefit plans.

The provisions of Statement 132 remain in effect until the provisions of Statement 132 (revised 2003) are adopted.  Disclosure of the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter is effective for fiscal years ending after June 15, 2004.  The additional disclosure provisions were adopted by our predecessor in 2003.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, which is effective for fiscal periods beginning after June 15, 2004.  EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary.  An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary.  Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, Accounting for Loans and Certain Debt Securities Acquired in a Transfer, which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable.  EITF 03-1 also indicates that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers its value.

The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investment in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by our predecessor effective December 31, 2003, that are effective for fiscal years ending after June 15, 2004.

In October 2004, the FASB delayed the implementation of the accounting requirements included in EITF 03-1 until further study could be completed regarding the impact of this guidance, particularly with respect to “available-for-sale” portfolios.  The disclosure requirements included in EITF 03-1 remain in effect.

Adoption of this standard may:

•                          Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;

•                          Result in the designation of certain investment securities as trading; and

•                          Increase the volatility of net income due to:

•                          The potential recognition of unrealized losses in situations where we anticipate a full recovery of certain unrealized losses but do not want to indicate a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

•                          Changes in the timing of the recognition of the difference between carrying value and expected settlement value of debt securities for which an other-than-temporary impairment is taken.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (the “SOP”).  AcSEC developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, and SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  The SOP provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits.  In addition, the SOP addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.  The SOP was effective for financial statements on January 1, 2004.  The adoption of the SOP did not have a material impact on our predecessor’s consolidated financial position and results of operations.

In December 2004, the FASB enacted SFAS No. 123 (revised 2004) (“FAS 123 (revised 2004)”), Share-Based Payment, which replaces SFAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  FAS 123 (revised 2004) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations.  The accounting provisions of FAS 123 (revised 2004) are effective for reporting periods beginning after June 15, 2005.  We are required to adopt FAS 123 (revised 2004) in the second quarter of 2005.

The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition.  Although we have not yet determined whether the adoption of FAS 123 (revised 2004) will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under FAS 123 (revised 2004) and expect the adoption to have an impact on our consolidated statements of operations and net income per share that is substantially similar to the current pro forma disclosure under FAS 123.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and shareholders’ interests.  We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk.  Additionally, we are exposed to inflation risk and, to a small extent, to foreign currency risk.

Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risk and other factors.

Equity price risk represents the risk associated with investments in equity securities that expose us to changes in equity prices.

Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due.  We assume counterparty credit risk in many forms.  A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us.  Primarily, our credit risk exposure is concentrated in our fixed income investment portfolio and, to a lesser extent, in our reinsurance recoverables.

Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings.  This typically happens when only one of invested assets or liabilities is indexed to inflation.

Foreign exchange risk is the possibility that changes in exchange rates produce an adverse effect on earnings and equity when measured in domestic currency.  This risk is most significant when assets backing liabilities payable in one currency are invested in financial instruments of another currency.

Interest Rate Risk

We invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and mortgage loans, primarily in the United States.  We are exposed to two forms of interest rate risk-price risk and reinvestment risk.  Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments.  As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises.  Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities.  As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows, forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows, forcing us to forgo reinvesting in a favorable higher interest rate environment.  As of December 31, 2004, we held $409.6 million of fixed maturity securities at fair market value and $23.7 million of mortgage loans for a combined total of 94.0% of total invested assets.

We are also exposed to interest rate risk in establishing our policy benefit reserves.  Life insurance, disability and other policy benefit reserves are discounted at the valuation date using a valuation interest rate.  The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation.

Equity Price Risk

We manage equity price risk on an integrated basis with other risks through our asset and liability management strategies.  Risk exposures to equity securities are also managed through industry and issuer diversification and asset allocation.

Asset and Liability Management

We evaluate interest rate risk by periodically projecting our asset and liability cash flows to evaluate the potential sensitivity of our securities investments and liabilities to interest rate movements.  Creating these projections involves evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments.  We manage interest rate risk and attempt to mitigate against a mismatch greater than acceptable tolerance levels in the duration of our assets and liabilities by selecting investments with characteristics such as duration, yield, currency and liquidity that are tailored to allow us to meet the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.  We believe that the duration of our invested assets are appropriate for our business given the nature of our liabilities and the current interest rate environment. Liability durations cannot be calculated precisely due to the uncertainty of the timing and amount of liability cash flows.  As a result, there is no generally recognized method of computation of liability durations.

For acquired blocks of business and other products, the average duration of the associated assets is within or close to the liability duration range.  For long-term care, the liability duration range is longer than the average duration of the associated assets.  This duration mismatch results in reinvestment risk when assets mature prior to the termination of the associated liabilities and funds must be reinvested, but does not result in liquidity risk.  However, we do not believe that this reinvestment risk is significant given our belief that future investment conditions will be at least as favorable as present conditions.

As a result of the duration profile of our investment portfolio and product liabilities, as well as our internal cash flow projections, we do not anticipate having to dispose of investment securities at inopportune times and/or market prices or access credit facilities to obtain required liquidity in the future.

The interest rate sensitivity of our fixed maturity security assets is assessed using hypothetical test scenarios that assume several positive and negative parallel shifts of the underlying yield curve.  The individual securities are repriced under each scenario using a valuation model.  For investments such as mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model.  Our actual experience may differ from the results noted below if actual experience differs from assumptions utilized or if events occur that were not included in the assumptions.  The following table summarizes the results of this analysis for fixed maturity securities held in our investment portfolio:

Interest Rate Movement Analysis
of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2004

Basis Point Change	-100	-50	0	50	100
	(dollars in millions)
Total market value	$434.5	$421.9	$409.6	$397.6	$385.9
% Change in market value from base case	6.1%	3.0%	—	(2.9)%	(5.8)%
$ Change in market value from base case	$24.9	$12.3	$—	$(12.0)	$(23.7)

Asset and liability management is currently the responsibility of our investment committee and chief actuary, which are responsible for setting a broad asset and liability management policy and strategy, reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the portfolio management process.

The portfolio managers and asset sector specialists that have been assigned by our third-party investment managers and who have responsibility on a day-to-day basis for risk management of their respective investing activities implement the goals and objectives established by our investment committee.  The goals of the investment process are to optimize after-tax, risk-adjusted current investment income and after-tax, risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis.  The risk management objectives established by our investment committee stress quality, diversification, asset/liability matching, liquidity and investment return.

Our predecessor’s risk management strategies prior to the closing of the Kanawha acquisition did not incorporate the use of various interest rate derivatives that are used to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of its liabilities to reduce interest rate risk.  We are re-evaluating strategies for risk management, including whether to utilize derivatives in order to hedge some exposures in the future.  Examples of such instruments include financial futures, financial forwards, interest rate and credit default swaps, floors, options, written covered calls and caps.

Credit Risk

We are exposed to credit risk primarily as a holder of fixed income securities and as a party to reinsurance cessions.

Our risk management strategy and investment policy is to invest in debt instruments of issuers with high credit ratings and to limit the amount of credit exposure with respect to any one issuer.  We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit ratings.  Currently, our portfolio limits are 1.3% for issuers rated AA- and above, 0.9% for issuers rated A- to A+, 0.4% for issuers rated BBB- to BBB+ and 0.3% for issuers rated BB- to BB+.  These portfolio limits are further reduced for some issuers with whom we have credit exposure on reinsurance agreements.  We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2004:

Rating	Carrying Value	Percentage of Total
	(dollars in thousands)
AAA/AA/A	$331,539.4	80.9%
BBB	69,366.5	16.9
BB	6,432.1	1.6
B and lower	2,275.2	0.6
Total	$409,613.2	100.0%

We are also exposed to the credit risk of our reinsurers.  When we reinsure, we are still liable to our insureds regardless of whether we receive reimbursement from our reinsurer.  In the event one or more of our reinsurers defaults on its obligations, it could adversely affect our financial condition and the results of our operations.  As part of our overall risk and capacity management strategy, we purchase reinsurance for some risks underwritten by our various businesses.

Over 50% of our $71.4 million of reinsurance recoverables at December 31, 2004, are protected from credit risk because the reinsurer has placed amounts in a trust account that is pledged to us.  The trust account values are at least equal to the recoverable amounts from the underlying reinsurance agreements.  For recoverables that are not protected by these mechanisms, we depend solely on the credit of the reinsurer.  Substantially all of our reinsurance exposure has been ceded to companies rated “A-” or better by A.M.  Best.

Inflation Risk

We are exposed to inflation risk because we invest substantial funds in nominal assets, which are not indexed to the level of inflation, but the underlying liabilities are indexed to the level of inflation.  Life insurance policies with reserves of approximately $8.1 million as of December 31, 2004 (representing 2.2% of our total reserves), have death benefits that are guaranteed to grow based on inflation linked indices.  Substantially all of these policies are subject to caps that limit the amount by which the death benefits can grow each year.  In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings.

In addition, we are exposed to inflation risk with respect to some major medical insurance policies to the extent that medical costs increase with inflation at a greater pace than our ability to increase premiums.

Foreign Exchange Risk

We have no exposure to foreign exchange risk arising from our insurance and other business operations.  We also have little foreign exchange exposure in our investment portfolio.  Total invested assets from foreign issuers were less than 10% of our total invested assets at December 31, 2004, but all of these foreign investments were denominated in dollars.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the prices of securities or commodities.  Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts.

Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for some income-generating activities.  These statutes generally prohibit the use of derivatives for speculative purposes.

Prior to the completion of the Kanawha acquisition, our predecessor historically had not used derivative financial instruments.  However, we are considering and in the future may elect to utilize derivatives in order to hedge some exposures.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets for KMG America Corporation as of December 31, 2004, and for Kanawha Insurance Company (the “Predecessor”), as of December 31, 2003

Consolidated Statements of Operations for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the Predecessor for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Shareholders’ Equity for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the Predecessor for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the Predecessor for the years ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

Schedule III – Supplementary Insurance Information*

* All other required financial statement schedules are omitted because the information required is either not applicable or is included in the financial statements or the related notes included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

KMG America Corporation

We have audited the accompanying consolidated balance sheets of the Predecessor, as defined in Note 1, as of December 31, 2003 and KMG America Corporation (“the Company”) as of December 31, 2004, and the Predecessor’s consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2003 and 2004 and the Company’s statements of operations, shareholders’ equity and cash flows for the period January 21, 2004 (inception) through December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Predecessor at December 31, 2003 and the Company at December 31, 2004, and the Predecessor’s consolidated results of operations and cash flows for the years ended December 31, 2002, 2003 and 2004 and the Company’s results of operations and cash flows for the period January 21, 2004 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Greensboro, North Carolina	/s/ Ernst Young LLP
March 25, 2005

KMG AMERICA CORPORATION AND PREDECESSOR CONSOLIDATED BALANCE SHEETS

	Predecessor	KMG America Corporation
	December 31,
	2003	2004
Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $396,028,558 and $409,613,186 for 2003 and 2004, respectively)	$414,825,975	$409,613,186
Equity securities available for sale, at fair value (cost of $346,742 and $36,000 for 2003 and 2004, respectively)	2,824,857	36,000
Mortgage loans	31,630,597	23,678,639
Policy loans	22,940,322	22,620,801
Other investments	4,978,220	5,192,525
Total investments	477,199,971	461,141,151

Cash and cash equivalents	7,204,805	117,400,156
Reinsurance balances recoverable	61,151,197	71,354,798
Accrued investment income	5,387,138	4,912,216
Real estate and equipment (net of accumulated depreciation of $19,867,031 in 2003)	10,991,008	9,701,754
Federal income tax recoverable	477,574	4,239,906
Deferred income tax asset	—	236,319
Receivable from affiliates	90,166	—
Amounts due from reinsurers	1,829,402	1,940,903
Deferred policy acquisition costs	80,656,518	—
Value of business acquired	29,604,632	74,481,295
Goodwill	1,257,580	—
Other assets	9,320,274	24,642,833
Total assets	$685,170,265	$770,051,331

See accompanying notes.

	Predecessor	KMG America Corporation
	December 31,
	2003	2004

Liabilities and shareholders’ equity

Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$299,884,170	$309,940,285
Accident and health reserves	141,209,015	200,801,846
Policy and contract claims	10,460,716	9,343,512
Other policyholder liabilities	10,461,145	10,829,794
Total policy and contract liabilities	462,015,046	530,915,437

Accounts payable and accrued expenses	13,080,702	18,794,922
Taxes, other than federal income taxes	499,635	528,262
Deferred income taxes	22,827,314	6,502,042
Liability for benefits for employees and agents	6,285,355	4,158,418
Funds held in suspense	5,874,285	4,724,004
Long term notes payable	—	15,022,603
Other liabilities	1,111,399	1,617,778
Total liabilities	511,693,736	582,263,466

Shareholders’ equity:
Common Stock: Predecessor common stock, par value $1,549.4254 per share, 2,612.83487 shares authorized and issued; KMG America common stock, par value $0.01 per share, 75,000,000 shares authorized and 22,071,641 shares issued	4,048,393	220,716
Paid-in capital	21,722,289	187,742,702
Deferred stock option compensation	(207,067)	—
Retained earnings	134,114,967	(175,553)
Accumulated other comprehensive income	13,797,947	—
Total shareholders’ equity	173,476,529	187,787,865
Total liabilities and shareholders’ equity	$685,170,265	$770,051,331

See accompanying notes.

KMG AMERICA CORPORATION AND

PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

				KMG America Corporation
	Predecessor			Period from January 21 through
	Year Ended December 31,			December 31,
	2002	2003	2004	2004
Revenue:
Insurance premiums	$98,643,122	$106,415,874	$102,835,545	$—
Net investment income	27,160,231	27,072,759	25,202,412	18,408
Commission and fee income	12,974,620	13,018,019	13,475,522	—
Realized investment gains (losses)	(3,003,877)	7,600,499	9,432,585	—
Other income	1,869,414	2,317,320	3,108,227	—
Total revenues	137,643,510	156,424,471	154,054,291	18,408

Benefits and expenses:
Policyholder benefits	81,284,878	89,261,072	90,174,993	—
Insurance commissions, net of deferrals	7,351,365	9,074,242	9,690,077	—
General insurance expenses, net of deferrals	28,406,846	29,538,122	27,794,989	284,434
Insurance taxes, licenses and fees	3,927,092	4,708,052	4,677,617	4,055
Depreciation	2,919,128	3,004,815	2,491,942	—
Amortization of deferred policy acquisition costs and value of business acquired	9,515,458	9,588,530	9,468,302	—
Total benefits and expenses	133,404,767	145,174,833	144,297,920	288,489

Income (loss) before income taxes	4,238,743	11,249,638	9,756,371	(270,081)
(Provision) benefit for income taxes	(1,157,288)	(3,499,341)	(3,565,872)	94,528
Net income (loss)	$3,081,455	$7,750,297	$6,190,499	$(175,553)
Net income (loss) per share:
Basic	$1,179.36	$2,966.25	$2,369.27	$(0.01)
Diluted	$1,066.87	$2,679.87	$2,132.71	$(0.01)
Weighted-average shares outstanding:
Basic	2,612.83	2,612.83	2,612.83	22,071,641
Diluted	2,888.30	2,892.04	2,902.64	22,241,550

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Predecessor from January 1, 2002, through December 31, 2004, and KMG America Corporation from January 21, 2004, through December 31, 2004

	Common Stock	Paid-in Capital	Deferred Stock Option Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Predecessor:
Balance at January 1, 2002	$4,048,393	$21,722,289	$(770,527)	$126,783,212	$4,828,399	$156,611,766
Net income	—	—	—	3,081,455	—	3,081,455
Change in net unrealized gains	—	—	—	—	8,456,720	8,456,720
Comprehensive income	—	—	—	—	—	11,538,175
Stock option compensation expense	—	—	334,440	—	—	334,440
Dividends to shareholders	—	—	—	(1,749,998)	—	(1,749,998)
Balance at December 31, 2002	4,048,393	21,722,289	(436,087)	128,114,669	13,285,119	166,734,383
Net income	—	—	—	7,750,297	—	7,750,297
Change in net unrealized gains	—	—	—	—	543,979	543,979
Minimum pension liability	—	—	—	—	(31,151)	(31,151)
Comprehensive income	—	—	—	—	—	8,263,125
Stock option compensation expense	—	—	229,020	—	—	229,020
Dividends to shareholders	—	—	—	(1,749,999)	—	(1,749,999)
Balance at December 31, 2003	4,048,393	21,722,289	(207,067)	134,114,967	13,797,947	173,476,529
Net income	—	—	—	6,190,499	—	6,190,499
Change in net unrealized gains	—	—	—	—	(1,652,222)	(1,652,222)
Minimum pension liability	—	—	—	—	31,151	31,151
Comprehensive income						4,569,428
Stock option compensation expense	—	—	207,067	—	—	207,067
Stock options exercised	576,076	5,571,627	—	—	—	6,147,703
Tax benefit of stock options exercised	—	1,512,877	—	—	—	1,512,877
Balance at December 31, 2004	$4,624,469	$28,806,793	$—	$140,305,466	$12,176,876	$185,913,604

KMG America Corporation:
Incorporation and initial public offering of KMG America	$220,716	$187,742,702	$—	$—	$—	$187,963,418
Net income	—	—	—	(175,553)	—	(175,553)
Balance at December 31, 2004	$220,716	$187,742,702	$—	$(175,553)	$—	$187,787,865

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOW

				KMG America Corporation
	Predecessor			Period from January 21 through
	Year Ended December 31,			December 31,
	2002	2003	2004	2004
Net income (loss)	$3,081,455	$7,750,297	$6,190,499	$(175,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,284,232	3,729,188	2,904,235	—
Policy acquisition costs deferred and value of business acquired	(17,421,879)	(14,544,948)	(13,124,972)	—
Amortization of deferred policy acquisition costs and value of business acquired	9,515,458	9,588,530	9,468,302	—
Realized investment losses (gains), net	3,003,877	(7,600,499)	(9,432,585)	—
Deferred income tax expense	706,155	2,712,583	4,355,232	(94,528)
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(4,977,102)	(20,175,539)	(6,675,012)	—
Accrued investment income	768,575	541,693	477,935	(3,013)
Federal income tax recoverable	1,093,248	145,437	(3,762,332)	—
Receivable from affiliates	74,901	649,658	34,055	—
Other assets	287,694	(3,244,979)	2,165,349	(22,019)
Amounts due from reinsurers	(287,319)	(132,922)	(111,501)	—
Policy and contract liabilities	21,211,667	21,190,641	24,638,984	—
Accounts payable and accrued expenses	6,252,057	(7,766,207)	4,531,863	1,213,508
Deferred stock option compensation expense	334,440	229,020	207,067	—
Taxes, other than federal income taxes	286,793	(486,253)	28,627	—
Funds held in suspense	154,552	2,790,524	(276,281)	—
Liability for benefits for employees and agents	179,645	(2,293,174)	(2,126,937)	—
Other liabilities	(372,394)	26,805	506,378	—
Net cash provided by (used in) operating activities	27,176,055	(6,890,145)	19,998,906	918,395
Investing activities
Securities available for sale:
Sales	175,429,170	178,810,507	101,856,930	—
Maturities, calls and redemptions	22,880,132	5,685,729	6,604,630	—
Purchases	(216,091,324)	(214,593,359)	(94,233,206)	—
Proceeds from sale of short term investments	—	75,000	—	—
Repayments of mortgage loans	21,090,735	24,684,231	9,965,210	—
Mortgage loans originated	(18,379,229)	(3,270,300)	(792,951)	—
Increase in policy loans, net	(31,791)	3,088,784	319,520	—
Sale of real estate and property and equipment	—	500,000	—	—
Purchases of real estate, property and equipment	(3,767,462)	(1,851,896)	(1,088,897)	—
Acquisition of the Predecessor, net of cash acquired	—	—	—	(71,481,657)
Net cash provided by (used in) investing activities	(18,869,769)	(6,871,304)	22,631,236	(71,481,657)
Financing activities
Proceeds of initial public offering	—	—	—	187,963,418
Capital contributions	—	—	9,432,845	—
Cash dividends paid	(1,749,998)	(1,749,999)	—	—
Net cash provided by (used in) financing activities	(1,749,998)	(1,749,999)	9,432,845	187,963,418
Net increase (decrease) in cash and cash equivalents	6,556,288	(15,511,448)	52,062,987	117,400,156
Cash and cash equivalents at beginning of year	16,159,965	22,716,253	7,204,805	—
Cash and cash equivalents at end of year	$22,716,253	$7,204,805	$59,267,792	$117,400,156
Supplemental disclosures of cash flow information
Federal income taxes paid	$—	$866,816	$600,000	$—

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Kanawha Acquisition and Initial Public Offering

KMG America Corporation (“KMG America” or the “Company”) was incorporated on January 21, 2004, as a Virginia corporation. KMG America was formed to acquire Kanawha Insurance Company (“Kanawha” or the “Predecessor”), a life and health insurance company.

KMG America commenced its operations shortly before it completed its initial public offering of 21,735,000 shares of common stock on December 21, 2004. The net proceeds from the initial public offering of common stock, after deducting the underwriting discount and offering expenses payable by KMG America, were approximately $188.0 million. KMG America used $130.0 million of the net proceeds to fund the cash portion of the purchase price to acquire all of the outstanding common stock of the Predecessor on December 21, 2004.

The remaining net proceeds, approximately $58.0 million, have or are expected to be used as working capital for general corporate purposes, including:

•                  to pay KMG America’s fees and expenses incurred in connection with the acquisition of the Predecessor, approximately $0.8 million;

•                  to fund negative cash flow of approximately $5.0 million to $6.0 million associated with initial start-up costs and other expenditures that have been incurred and that KMG America anticipates will be incurred in 2005, including expenditures to open, improve and relocate KMG America’s principal offices within the Minneapolis, Minnesota metropolitan area, as well as to open new facilities in New England, southern California and other selected markets, and to hire and train additional sales and support staff and marketing personnel at these new facilities; and

•                  to maintain the required capital of Kanawha at the level necessary to achieve its desired rating agency financial strength ratings and to comply with applicable regulatory requirements, which, based on a preliminary estimate, is expected to be between $32.2 million and $33.2 million.

For accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to in these Notes as the “Predecessor.” For financial reporting purposes, management has treated the acquisition of the Predecessor as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to the Predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004. Accordingly, financial information in the following discussion that relates to the Predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the year ended December 31, 2004 are reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition of the Predecessor. Financial information relating to the Company’s financial position as of December 31, 2004, has been adjusted for GAAP purchase accounting adjustments reflecting the Predecessor’s acquisition.

2. Nature of Operations and Significant Accounting Policies

Kanawha, the primary operating subsidiary of KMG America, is licensed to issue life and accident and health insurance. Kanawha is domiciled in South Carolina. Kanawha has one wholly owned subsidiary, Kanawha HealthCare Solutions, Inc., a third-party administrator with operations in Lancaster and Greenville, South Carolina.

The Company’s primary businesses are life and health insurance risk assumption, third-party administration and medical management services. Included in risk assumption are the Company’s product lines of individual life, annuity, supplemental health and short-term disability, as well as products specifically directed at the senior market including Medicare supplement, final expense life insurance and long-term care products. The Company’s third-party administration and medical management businesses include a wide array of services with the primary emphasis in the offering of administrative service-only products.

The Company’s sales are primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, and are marketed through full-time agents, general agents and brokers. Premium revenues are concentrated in the individual life and accident and health lines of business.

Use of Estimates and Assumptions

The presentation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Basis of Presentation

The accompanying consolidated financial statements for the Predecessor reflect historical consolidated financial statements of the Predecessor prior to its acquisition by the Company and have been prepared in conformity with GAAP. The accompanying consolidated financial statements include the accounts of the Company and the Predecessor after elimination of all significant intercompany balances and transactions. The Company also submits financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (“SAP”) and are significantly different from financial statements prepared in accordance with GAAP (see Note 11).

Cash and Cash Equivalents

The Company includes with cash and cash equivalents its holdings of highly liquid investments with maturities of three months or less of the date of acquisition.

Investments

Effective December 31, 2004, under GAAP purchase accounting rules, the Company recorded the Predecessor’s investments at fair value.

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Fixed Maturity and Equity Securities, requires that all fixed maturity and equity securities be classified into one of three categories—held to maturity, available-for-sale, or trading. The Company has no securities classified as held to maturity. Management determines the appropriate classification of fixed maturities at the time of purchase.

Investments are reported on the following basis:

Fixed maturities classified as available-for-sale are stated at fair value with unrealized gains and losses reported directly in shareholders’ equity as accumulated other comprehensive income. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services.

Equity securities classified as available-for-sale are stated at fair value with unrealized gains and losses reported directly in shareholders’ equity as accumulated other comprehensive income.

Assets supporting the deferred compensation plan are classified as trading and are included in other investments. Trading account assets are held for resale in anticipation of short-term market movements. Trading account assets, consisting of mutual funds, are stated at fair value. Gains and losses, both realized and unrealized, are included in realized gains and losses effective January 1, 2003, when these assets were moved to a trading portfolio.

Mortgage loans on real estate are stated at unpaid balances, net of allowances for unrecoverable amounts. Valuation allowances for mortgage loans are established when the Company determines it is probable that it will be unable to collect all amounts (both principal and interest) due according to the contractual terms of the loan agreement. Such allowances are based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if foreclosure is probable, on the estimated fair value of the underlying real estate.

Policy loans are stated at their unpaid balances.

Interest on loans is generally recorded over the term of the loan based on the unpaid principal balance. Accrual of interest is discontinued when either principal or interest becomes 90 days past due or when, in management’s opinion, collection of such interest is doubtful. In addition, any previously accrued interest is reversed when the loan becomes 90 days past due.

Other investments are stated at fair value, or the lower of cost or fair value, as appropriate.

Amortization of premiums and accrual of discounts on investments in fixed maturity securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

The Company regularly reviews its investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed potentially distressed securities. In identifying potentially distressed securities, the Company first screens for all securities that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, the Company utilizes the following information:

•      Length of time the fair value was below amortized cost;

•      Industry factors or conditions related to a geographic area negatively affecting the security;

•      Downgrades by a rating agency;

•      Past due interest or principal payments or other violation of covenants; and

•      Deterioration of the overall financial condition of the specific issuer.

In analyzing its potentially distressed securities list for other-than-temporary impairments, the Company pays special attention to securities that have been on the list for a period greater than six months. The Company assumes that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than twelve months has incurred an other-than-temporary impairment. Reliable contradictory evidence might include, among other factors, a liquidation analysis performed by the Company’s investment advisors or outside consultants, improving financial performance of the issuer, or valuation of underlying assets specifically pledged to support the credit.

Should the Company conclude that the decline is other-than-temporary, the security is written down to fair value through a charge to realized investment gains and losses. The Company adjusts the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. The Company considers factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

Real Estate and Equipment

Company-occupied real estate, primarily buildings, are carried at cost less accumulated depreciation and are depreciated principally by the straight-line method over estimated useful lives generally ranging from 15 to 30 years. Equipment is stated at cost, less accumulated depreciation, and depreciated principally by the straight-line method over their estimated useful lives, generally 3 to 5 years. Effective December 31, 2004, the Company recorded at fair value real estate occupied by the Predecessor and equipment owned by the Predecessor as part of the application of GAAP purchase accounting requirements.

Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in operations. For the years ending December 31, 2002, 2003 and 2004, total depreciation expense was approximately $2.9 million, $3.0 million and $2.5 million, respectively.

Deferred Policy Acquisition Costs

Acquisition costs incurred by the Predecessor and the Company in the process of acquiring new business are deferred and amortized into income as discussed below. Costs deferred consist primarily of commissions and certain policy underwriting, issue and agency expenses that vary with and are primarily related to production of new business.

For most insurance products, the amortization of deferred acquisition costs is recognized in proportion to the ratio of annual premium revenue to the total anticipated premium revenue, which gives effect to expected terminations. Deferred acquisition costs are amortized over the premium-paying period of the related policies. Anticipated premium revenue is determined using assumptions consistent with those utilized in the determination of liabilities for insurance reserves. For interest-sensitive life insurance and investment products such as deferred annuities (no longer sold by the Company) to the extent recoverable from future gross profits, deferred policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins.

The Predecessor’s deferred acquisition costs at December 31, 2004, were eliminated upon the closing of the acquisition of the Predecessor as part of the application of GAAP purchase accounting requirements. The Company began recording deferred acquisition costs prospectively on January 1, 2005.

Value of Business Acquired

Value of business acquired is the value assigned to the insurance in force of acquired insurance companies or blocks of insurance business at the date of acquisition and subsequent renewal commissions.

The amortization of value of business acquired is recognized using amortization schedules established at the time of the acquisitions based upon expected annual premium. Certain of these amortization schedules include actual to expected adjustments to reflect actual experience as it emerges. The value of business acquired is amortized over the premium-paying period of the policies.

The Predecessor’s historical value of business acquired was eliminated upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements. Value of business acquired was simultaneously re-established, by the Company, for the value of the Predecessor’s in force business. Interest rate assumptions used to amortize the value of business acquired were reset upon the closing of the Kanawha acquisition. The interest rate was approximately 6.0% at December 31, 2004.

Goodwill

Goodwill reflected in the Predecessor’s consolidated balance sheet resulted from the acquisition of Kanawha HealthCare Solutions, Inc. (formally Kanawha Benefit Solutions, Inc.) in 1990. Accumulated amortization totaled $3.7 million at December 31, 2002 and 2001. Effective January 1, 2002, the Predecessor adopted SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition, would cause the Company and the Predecessor to review amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discount cash flows. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. For the years ended December 31, 2003, and 2004, the Predecessor and the Company completed impairment analyses and determined that goodwill was not impaired. The Predecessor’s goodwill was eliminated upon the Company’s closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.

No goodwill was recorded as a result of the Company’s acquisition of the Predecessor, because the purchase price paid by the Company was less than the fair value of the net assets acquired by the Company. The difference was recorded as a reduction in the value of certain tangible assets on the acquisition date.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs and other assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at December 31, 2004, and the Predecessor’s long-lived assets were appropriately valued at December 31, 2003.

Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are associated with earned premiums so as to recognize profits over the premium-paying period. This association is accomplished by recognizing the liabilities for insurance reserves on a net level premium method based on assumptions deemed appropriate at the date of issue as to future investment yield, mortality, morbidity, withdrawals and maintenance expenses, and including margins for adverse deviations. Interest assumptions are based on the Predecessor’s experience. Mortality, morbidity and withdrawal assumptions are based on recognized actuarial tables or the Predecessor’s experience, as appropriate. Life reserves are calculated using mean reserve factors. Accident and health reserves are calculated using mid-terminal reserve factors. Benefit reserves for investment products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

The Predecessor’s benefit reserves, net of related reinsurance recoverable, at December 31, 2004, were adjusted to reflect the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements. The valuation interest rate assumptions were generally lowered to reflect the current and expected interest rate environment. This change resulted in an increase in benefit reserves. Valuation assumptions for mortality, morbidity and withdrawal were selectively changed, which resulted in an increase in benefit reserves. Finally, the valuation assumptions for future premium rates on long term care coverage were increased to account for implemented and expected rate increases. This change reduced benefit reserves for this coverage. Taken together, these adjustments to the benefit reserve valuation assumptions had the combined effect of increasing reserves at December 31, 2004, by $40.7 million, or 10.5%.

Loss recognition testing of the Company’s policy benefit reserves is performed annually. This testing involves a comparison of the Company’s actual net liability position (all liabilities less DAC) to the present value of future liabilities calculated using then-current assumptions. These assumptions are based on the Company’s best estimate of future experience. To the extent a premium deficiency exists, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any additional deficiency would be recognized as a premium deficiency reserve. Historically, loss recognition testing has not resulted in an adjustment to DAC or reserves. These adjustments would occur only if economic, mortality and/or morbidity conditions significantly deviated from the underlying assumptions.

Claims and Claim Adjustment Expenses

Claim reserves relating to short duration contracts generally are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include: (1) case base reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Case base reserves and the IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Factors considered when setting IBNR reserves include patterns in elapsed time from claim incidence to claim reporting, and elapsed time from claim reporting to claim payment. Claim reserves generally equal the Company’s estimate, at the end of the current reporting period, of the present value of the liability for future benefits and expenses to be paid on claims incurred as of that date. A claim reserve for a specific claim is based on assumptions derived from Kanawha’s actual historical experience as to claim duration, as well as the specific characteristics of the claimant such as benefits available under the policy, the benefit period, and the age and occupation of the claimant. Although considerable variability is inherent in such estimates, management believes that the reserves for claims and claim adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

Reinsurance

Reinsurance premiums, benefits and reserves are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the insurance contracts. Benefit reserves and claim liabilities are reported gross of reinsured amounts. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balance due from reinsurers, reinsurer solvency, Company experience and current economic conditions.

Recognition of Revenue

Premiums on life insurance products are reported as revenue when due unless received in advance of the due date. Premiums on accident and health insurance are reported as earned over the contract period. A reserve is provided for the portion of premiums written which relate to unexpired coverage terms.

Revenue from annuity products includes charges for the cost of insurance, for initiation and administration of the policy and for surrender of the policy. Revenue from these products is recognized in the year assessed to the policyholder, except that any portion of an assessment, which relates to services to be provided in future years, is deferred and recognized over the period during which services are provided.

Revenue from commission and fee income is recognized over the related contract periods.

Realized Capital Gains (Losses)

Realized capital gains and losses are reported in the income statement on a pretax basis in the period that the asset giving rise to the gain or loss is sold. Impairment writedowns are recorded when there has been a decline in value deemed other than temporary, in which case the write down for such impairments is charged to income.

Recognition of Benefits

Benefits related to traditional life and accident and health insurance products are recognized when incurred in a manner designed to match them with related premiums and spread income recognition over expected policy lives. For annuity products, benefits include interest credited to policyholders’ accounts, which is recognized as it accrues.

Pension Costs

The Company has adopted the provisions of SFAS No. 87, Employers’ Accounting for Pensions, which requires accrual for pension costs for employees’ pension benefits over the employees’ approximate service period.

Stock-Based Compensation

The Company has adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). As permitted by the provisions of this Statement, the Predecessor accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.

Accordingly, the Company and the Predecessor recognized no compensation expense for stock option awards to employees or directors when the option price was not less than the market value of the stock at the date of award.

SFAS 123 requires the presentation of pro forma information as if the Company and the Predecessor had accounted for their employee and director stock options granted after December 31, 1994, under the fair value method of that Statement.

The following is a reconciliation of reported net income and pro forma information as if the Company and the Predecessor had adopted SFAS 123 for its employee and director stock option awards:

	Predecessor			KMG America Corporation
	December 31,			December 31,
	2002	2003	2004	2004
Net income (loss) as reported	$3,081,455	$7,750,297	$6,190,499	$(175,553)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	220,730	151,153	134,594	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(269,071)	(184,257)	(164,071)	(30,974)
Pro forma net income (loss) available to common stockholders	$3,033,114	$7,717,193	$6,161,022	$(206,527)
Net income (loss) per share-basic:
As reported	$1,179.36	$2,966.25	$2,369.27	$(0.01)
Pro forma	$1,160.85	$2,953.58	$2,357.99	$(0.01)
Net income (loss) per share-diluted:
As reported	$1,066.87	$2,679.87	$2,132.71	$(0.01)
Pro forma	$1,050.14	$2,668.42	$2,122.56	$(0.01)

Income Taxes

Income taxes are computed using the liability method required by SFAS No. 109, Accounting for Income Taxes. Under this Statement, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Participating Policies

Policyholder dividends are recognized over the term of the related policies. Participating business represents approximately 31% and 30%, respectively, of the Predecessor’s and the Company’s total ordinary life insurance in force at December 31, 2003, and 2004. Dividends paid to policyholders in 2002, 2003 and 2004 were approximately $2.2 million, $2.0 million and $2.2 million, respectively. Participating premiums as a percentage of direct life premiums were 53% in 2002, 52% in 2003 and 51% in 2004.

Recently Issued Accounting Standards

In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement 132 (revised 2003)”). Statement 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Statement 132 (revised 2003) retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement 132”), which it replaces. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information is provided separately for pension plans and for other postretirement benefit plans.

The provisions of Statement 132 remain in effect until the provisions of Statement 132 (revised 2003) are adopted. Disclosure of the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter is effective for fiscal years ending after June 15, 2004. The additional disclosure provisions were adopted by the Predecessor in 2003.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, which is effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer,” which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers its value.

The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investment in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Predecessor effective December 31, 2003, that are effective for fiscal years ending after June 15, 2004.

In October 2004, the FASB delayed the implementation of the accounting requirements included in EITF 03-1 until further study could be completed regarding the impact of this guidance, particularly with respect to “available-for-sale” portfolios. The disclosure requirements included in EITF 03-1 remain in effect.

Adoption of this standard may:

•                  Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;

•                  Result in the designation of certain investment securities as trading; and

•                  Increase the volatility of net income due to:

•                  The potential recognition of unrealized losses in situations where the Company anticipates a full recovery of certain unrealized losses but does not want to indicate a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

•                  Changes in the timing of the recognition of the difference between carrying value and expected settlement value of debt securities for which an other-than-temporary impairment is taken.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (the “SOP”). AcSEC developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, and SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, the SOP addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. The SOP was effective for financial statements on January 1, 2004. The adoption of the SOP did not have a material impact on the Predecessor’s consolidated financial position and results of operations.

In December 2004, the FASB enacted SFAS No. 123 (revised 2004) (“FAS 123 (revised 2004)”), Share-Based Payment, which replaces SFAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. FAS 123 (revised 2004) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of FAS 123 (revised 2004) are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt FAS 123 (revised 2004) in the second quarter of 2005.

The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of FAS 123 (revised 2004) will result in amounts that are similar to the current pro forma disclosures under FAS 123, the Company is evaluating the requirements under FAS 123 (revised 2004) and expects the adoption to have an impact on its consolidated statements of operations and net income per share that is substantially similar to the current pro forma disclosure under FAS 123.

3. Investments

Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses of investments in fixed maturity and equity securities are summarized in the following table. Effective December 31, 2004, the Company recorded the Predecessor’s investments at fair value and thereby eliminated all unrealized gains and losses in the Predecessor’s portfolio, as part of the application of GAAP purchase accounting requirements.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at December 31, 2003 (Predecessor):
U.S. treasuries	$10,666,920	$573,732	$139,401	$11,101,251
U.S. government agencies	55,189,072	2,535,941	1,508,670	56,216,343
States and political subdivisions	15,079,528	460,353	447,213	15,092,668
Foreign bonds	40,284,839	3,759,233	536,509	43,507,563
Corporate bonds	172,286,175	13,915,219	1,936,173	184,265,221
Mortgage/asset-backed securities	86,235,545	1,957,685	1,521,333	86,671,897
Preferred stocks—redeemable	16,286,479	1,790,680	106,127	17,971,032
Subtotal, fixed maturity securities	396,028,558	24,992,843	6,195,426	414,825,975
Equity securities	346,742	2,572,865	94,750	2,824,857
Securities available for sale	$396,375,300	$27,565,708	$6,290,176	$417,650,832
Available for sale securities at December 31, 2004 (KMG America):
U.S. treasuries	$12,475,415	$—	$—	$12,475,415
U.S. government agencies	43,554,624	—	—	43,554,624
States and political subdivisions	13,544,954	—	—	13,544,954
Foreign bonds	42,584,238	—	—	42,584,238
Corporate bonds	149,305,374	—	—	149,305,374
Mortgage/asset-backed securities	142,870,750	—	—	142,870,750
Preferred stocks—redeemable	5,277,831	—	—	5,277,831
Subtotal, fixed maturity securities	409,613,186	—	—	409,613,186
Equity securities	36,000	—	—	36,000
Securities available for sale	$409,649,186	$—	$—	$409,649,186

Mutual funds held for a deferred compensation plan with a cost of $5.0 million and a market value of $4.2 million were transferred from the available-for-sale category to the trading category effective January 1, 2003.

The amortized cost and fair value of fixed maturity securities at December 31, 2004, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturity:
One year or less	$2,844,418	$2,844,418
After year one through five years	33,730,190	33,730,190
After five years through ten years	62,676,931	62,676,931
After ten years	162,213,066	162,213,066
Mortgage/asset-backed securities	142,870,750	142,870,750
Preferred stocks—redeemable	5,277,831	5,277,831
Total fixed maturity securities	$409,613,186	$409,613,186

Proceeds from the sales of investments in fixed maturity securities during the years ending December 31, 2002, 2003 and 2004, were $175.1 million, $165.7 million and $99.2 million, respectively. Gross gains of $9.2 million and gross losses of $12.2 million were realized in 2002 on those sales. Gross gains of $9.8 million and gross losses of $3.5 million were realized in 2003 on those sales. Gross gains of $7.9 million and gross losses of $0.7 million were realized in 2004 on those sales.

Proceeds from the sale of investments in common stocks during the years ended December 31, 2002, 2003 and 2004, were $0.3 million, $13.1 million and $2.7 million, respectively. Gross gains of approximately $0 and gross losses of $0 were realized in 2002 on these sales. Gross gains of $1.4 million and gross losses of approximately $0 were realized in 2003 on those sales. Gross gains of $2.6 million and gross losses of $0 were realized in 2004 on those sales.

At December 31, 2004, fixed maturity securities and short-term investments with an amortized cost and fair value of $6.9 million were on deposit with state insurance departments to satisfy regulatory requirements. At December 31, 2004, the Company holds bonds with an amortized cost and fair value of $86.2 million which are held in trust accounts for certain reinsurance transactions (see Note 9).

Changes during the years ended December 31, 2002, 2003 and 2004, in amounts affecting the Predecessor’s net unrealized gains and losses, reduced by deferred income taxes, included in the Predecessor’s shareholders’ equity as accumulated other comprehensive income are as follows:

	Year Ended December 31, 2002 Net Unrealized Gains
	Fixed Maturity Securities	Equity Securities	Total
Unrealized gains arising during the period, before taxes	$9,655,549	$436,202	$10,091,751
Income taxes	(3,422,921)	(151,039)	(3,573,960)
	6,232,628	285,163	6,517,791
Less reclassification adjustment:
(Losses) gains realized in net income	(3,011,398)	7,521	(3,003,877)
Income taxes	1,067,550	(2,602)	1,064,948
Reclassification adjustment for (losses) gains realized in net income	(1,943,848)	4,919	(1,938,929)
Other comprehensive income (loss)	$8,176,476	$280,244	$8,456,720

	Year Ended December 31, 2003 Net Unrealized Gains
	Fixed Maturity Securities	Equity Securities	Total
Unrealized gains arising during the period, before taxes	$6,622,748	$1,867,944	$8,490,692
Income taxes	(2,317,970)	(699,709)	(3,017,679)
	4,304,778	1,168,235	5,473,013
Less reclassification adjustment:
Gains realized in net income	6,196,520	1,482,851	7,679,371
Income taxes	(2,168,791)	(581,546)	(2,750,337)
Reclassification adjustment for gains realized in net income	4,027,729	901,305	4,929,034
Other comprehensive income	$277,049	$266,930	$543,979

	Year Ended December 31, 2004 Net Unrealized Gains
	Fixed Maturity Securities	Equity Securities	Total
Unrealized gains (losses) arising during the period, before taxes	$6,687,843	$(128,017)	$6,559,826
Income taxes	(2,340,745)	44,806	(2,295,939)
	4,347,098	(83,211)	4,263,887
Less reclassification adjustment:
Gains realized in net income	6,740,108	2,361,598	9,101,706
Income taxes	(2,359,038)	(826,559)	(3,185,597)
Reclassification adjustment for gains realized in net income	4,381,070	1,535,039	5,916,109
Other comprehensive loss	$(33,972)	$(1,618,250)	$(1,652,222)

Major categories of the Predecessor’s net investment income for the years ended December 31, 2002, 2003 and 2004, are summarized as follows:

	Year Ended December 31,
	2002	2003	2004
Income:
Bonds	$20,590,918	$20,870,128	$22,629,014
Preferred stocks	1,190,089	1,191,543	1,002,311
Common stocks, unaffiliated	197,079	676,109	70,665
Mortgage loans	4,213,485	2,976,465	1,952,089
Policy loans	1,437,270	1,835,623	1,420,052
Short-term investments and cash	357,289	124,591	146,091
Other	184,669	387,168	536,388
Total investment income	28,170,799	28,061,627	27,756,610
Expenses:
Investment expenses	1,001,716	982,674	2,548,777
Investment taxes, licenses and fees	8,852	6,194	5,421
Total investment expenses	1,010,568	988,868	2,554,198
Net investment income	$27,160,231	$27,072,759	$25,202,412

The minimum and maximum lending rates for mortgage loans originated in 2004 were 7.25% and 7.25%, respectively. At the issuance of a loan, the percentage of loan to value on any one loan does not exceed 75%. All properties covered by mortgage loans have fire insurance equal to at least the loan excess over the maximum loan that would be allowed on the land without the building.

The Company’s mortgage loan portfolio is comprised of conventional real estate mortgages collateralized primarily by commercial and retail (2.7%), office (2.7%), apartment (3.1%) and residential (91.5%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value ratios. Approximately 96.5% of the loans are on properties located in the South Atlantic region. No other geographic region includes mortgaged property representing 1.8% of the aggregate principal amount of the Company’s mortgage loans as of December 31, 2004.

Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on the loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The Company maintains an allowance for potentially uncollectible loans. Additions to the allowance are based on assessments of certain factors, including but not limited to historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and non-performing loans and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the allowance are provided through a charge to earnings. There was no balance in the allowance account at December 31, 2004. There were no additions to the allowance for the years ended December 31, 2002, 2003 and 2004.

At December 31, 2004, the Company did not hold any residential mortgage loans with interest overdue more than 90 days.

The Predecessor’s other-than-temporary impairment losses on available-for-sale securities totaled approximately $0.7 million and $0.7 million for the years ended December 31, 2003, and 2004, respectively.

4. Acquisition

The Company completed its acquisition of the Predecessor and its subsidiary on December 21, 2004. The acquisition has been recorded as if it were completed on December 31, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material.

The total purchase price paid by the Company in the acquisition was $145.0 million, $130.0 million of which was paid in cash at closing and $15.0 million of which was paid pursuant to a five-year subordinated promissory note bearing interest at five percent per annum, added to the principal on December 31 of each year and payable in full with the principal on the maturity date. The $145.0 million purchase price was less than the Company’s estimated fair value of the net assets acquired. Accordingly, the Company’s value of business acquired (“VOBA”), as reflected on the December 31, 2004, balance sheet, was reduced so that the value of the net assets acquired, including VOBA, was equal to the purchase price.

The unaudited pro forma financial information presented below assumes that the Kanawha acquisition had occurred as of the beginning of each respective period. Accordingly, as part of the application of purchase accounting requirements, all of the Predecessor’s assets and liabilities were recorded at fair value as of the beginning of each respective period. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Kanawha acquisition been consummated at the beginning of the respective periods.

	Year Ended December 31,
(In thousands, except per share data)	2003	2004
	(Pro forma, unaudited)	(Pro forma, unaudited)
Revenues	$155,369	$152,945
Net income	$14,447	$16,301
Net income per share:
Basic	$0.65	$0.74
Diluted	$0.65	$0.73

5. Other Intangible Assets

Under FAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized. Effective December 31, 2004, historical goodwill of the Predecessor was eliminated as a part of the application of GAAP purchase accounting requirements. The fair value of net assets of the Predecessor purchased was greater than the acquisition purchase price, therefore no goodwill was recorded, effective December 31, 2004. Certain other intangibles were recorded as a result of the acquisition effective December 31, 2004. The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of December 31, 2003, and 2004 were as follows:

	Weighted-	KMG America December 31, 2004
	Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)	(in millions)	(in millions)
Customer Relationships	10 years	$4.90	$0	$4.90
Trademarks and Trade Name	indefinite	6.11	0	6.11
Product Approvals	35 years	2.83	0	2.83
State Licenses	indefinite	3.66	0	3.66
Total		$17.50	$0	$17.50

Amortization expense relating to intangible assets was $0 million in 2004 and $0 million in 2003. Estimated future amortization expense relating to intangible assets for the years ending December 31 are as follows:

(in millions)	2005	2006	2007	2008	2009
Estimated future amortization expenses relating to intangible assets	$0.57	$0.57	$0.57	$0.57	$0.57

6.  Real Estate and Equipment

Building and equipment consist of the following at December 31:

	Predecessor	KMG America
	2003	2004
Real estate	$9,399,428	$6,863,407
Equipment	21,458,611	2,838,347
Total	30,858,039	9,701,754
Less accumulated depreciation	19,867,031	—
	$10,991,008	$9,701,754

7.  Deferred Policy Acquisition Costs and Value of Business Acquired

The Company eliminated all of the Predecessor’s deferred acquisition costs upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  The Company will record deferred acquisition costs prospectively on January 1, 2005.

The Company eliminated all of the Predecessor’s historical value of business acquired  upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  The Company simultaneously re-established value of business acquired for the value of the Predecessor’s in force business.  Interest rate assumptions used to amortize the value of business acquired were reset upon the closing of the Kanawha acquisition.  The interest rate was approximately 6.0% at December 31, 2004.

Information about deferred policy acquisition costs and value of business acquired are summarized below:

	Predecessor			KMG America
	December 31,			December 31,
	2002	2003	2004	2004
Deferred policy acquisition costs:
Beginning balance	$60,592,898	$71,723,015	$80,656,518	$—
Deferral:				—
Commissions	8,651,677	6,298,113	5,374,915	—
Expenses	7,799,596	8,246,835	7,750,057	—
Total deferral	16,451,273	14,544,948	13,124,972	—

Gross amortization	9,296,050	10,330,819	11,749,911	—
Interest accrued	(3,974,894)	(4,719,374)	(5,307,199)	—
Net amortization	5,321,156	5,611,445	6,442,712	—
Ending balance	$71,723,015	$80,656,518	$87,338,778	$—

Value of business acquired:	—
Beginning balance	$36,805,413	$33,581,717	$29,604,632	$—
Deferral:
Cost of acquisition	970,606	—	—	74,481,295
Total deferral	970,606	—	—	74,481,295
Gross amortization	6,770,681	6,327,805	5,097,914	—
Interest accrued	(2,576,379)	(2,350,720)	(2,072,324)	—
Net amortization	4,194,302	3,977,085	3,025,590	—
Ending balance	$33,581,717	$29,604,632	$26,579,042	$74,481,295

The Company accounts for value of business acquired in a manner similar to deferred acquisition costs.  The interest rates used to amortize deferred acquisition costs were 6.56%, 6.58% and 6.58% in 2002, 2003 and 2004, respectively.

The interest rate used in 2003 and 2004 to amortize value of business acquired was approximately 7.0%.  Periodically, the Company performs tests to determine whether the value of business acquired remains recoverable from future premiums on the acquired business.  No write-offs were incurred in 2002, 2003 or 2004 from impairments as a result of such recoverability tests.  The interest rate assumption used to amortize the value of business acquired was reset upon the closing of the Kanawha acquisition and the rate was approximately 6.0% at December 31, 2004.  Under the Company’s assumptions as of December 31, 2004, the Company estimated that the amortization of value of business acquired for the next five years will be as follows:

Year ending December 31:	Amortization

2005	3.98%
2006	4.31
2007	4.55
2008	4.52
2009	4.81

If actual lapse and mortality experience is higher or lower than assumed for the table above, then actual amortization will be faster or slower than indicated in the table.

8.  Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are computed using the net level premium method, including assumptions based on the Predecessor’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations.  Reserve interest assumptions are graded and range from

3.0% to 8.5%.  Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity.  The weighted average assumed investment yield for all life and accident and health policy reserves was 7.0% in 2002, 6.95% in 2003, and 6.84% in 2004.  Benefit reserves for individual life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.  Policy benefit claims are charged to expense in the period that the claims are incurred.

Interest crediting rates for investment products ranged from 4.25% to 4.50% in 2002, 3.5% to 5.0% in 2003, and 3.5% to 5.0% in 2004.

The Predecessor’s benefit reserves, net of related reinsurance recoverable, at December 31, 2004, were adjusted to reflect the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  The valuation interest rate assumptions were generally lowered to reflect the current and expected interest rate environment.  This change resulted in an increase in benefit reserves.  Valuation assumptions for mortality, morbidity and withdrawal were selectively changed, which resulted in an increase in benefit reserves.  Finally, the valuation assumptions for future premium rates on long term care coverage were increased to account for implemented and expected rate increases.  This change reduced benefit reserves for this coverage.  Taken together, these adjustments to the benefit reserve valuation assumptions had the combined effect of increasing reserves at December 31, 2004, by $40.7 million, or 10.5%.

9.  Reinsurance

Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements.  The assumption agreements provide the Company with increased economies of scale and the ceded agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources and, in some cases, effect business dispositions.  However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable.  The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure.  In some cases, reinsurers have placed amounts in trusts equivalent to the amount recoverable from the reinsurer.

  The following represent reinsurance amounts included in the accompanying financial statements:

	Predecessor		KMG America
	December 31,		December 31,
	2002	2003	2004
Balance sheet amounts-assets (liabilities)
Policy and contract liabilities:
Aggregate life, annuity, and accident and health reserves:
Direct	$(216,439,609)	$(249,896,935)	$(313,254,449)
Assumed (relating to the acquired business segment)	(204,040,585)	(191,196,250)	(197,487,682)
Aggregate life, annuity, and accident and health reserves	$(420,480,194)	$(441,093,185)	$(510,742,131)

Policy and contract claims:
Direct	$(6,655,248)	$(8,090,449)	$(7,387,538)
Assumed	(3,383,374)	(2,370,267)	(1,955,974)
Policy and contract claims	$(10,038,622)	$(10,460,716)	$(9,343,512)

Reinsurance balances recoverable:
Life, annuity, and accident and health reserves ceded	$40,254,594	$60,337,658	$70,584,942
Policy and contract claims ceded	721,064	813,539	769,856
Reinsurance balances recoverable	$40,975,658	$61,151,197	$71,354,798

Experience refunds payable	$(12,122,137)	$(8,322,201)	$(15,077,944)
Premiums due	$(745,858)	$(551,338)	$(1,966,251)
Premiums received in advance	$(144,781)	$(120,904)	$(117,967)

	Predecessor
	December 31,
	2002	2003	2004
Statement of operations amounts—(revenue) expense
Premiums and benefits paid or provided:
Insurance premiums:
Direct	$(99,821,432)	$(111,869,152)	$(113,222,042)
Assumed	(7,770,579)	(6,568,541)	(4,561,459)
Ceded	8,948,889	12,021,819	14,947,956
Net insurance premiums	$(98,643,122)	$(106,415,874)	$(102,835,545)
Policyholder benefits:
Direct	$79,525,154	$87,269,874	$93,524,974
Assumed	11,795,124	12,567,420	11,183,934
Ceded	(10,035,400)	(10,576,222)	(14,533,915)
Net policyholder benefits	$81,284,878	$89,261,072	$90,174,993

Commissions assumed	$509,277	$459,135	$428,247
Commission allowance on reinsurance ceded	$(3,479,580)	$(4,936,291)	$(4,825,569)

10.  Federal Income Taxes

Income taxes as reported in the consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004, are summarized as follows:

	Predecessor			KMG America
	2002	2003	2004	2004
Current expense (benefit)	$451,133	$786,758	$(789,362)	$—
Deferred expense (benefit)	706,155	2,712,583	4,355,234	(94,528)
Income tax expense (benefit)	$1,157,288	$3,499,341	$3,565,872	$(94,528)

The Company has provided for federal income taxes incurred at the statutory income tax rate.

The Predecessor’s provision for federal income taxes incurred is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes.  The significant items causing this difference are:

	For the Year Ended December 31, 2002	Effective Tax Rate	For the Year Ended December 31, 2003	Effective Tax Rate	For the Year Ended December 31, 2004	Effective Tax Rate
Pre-tax book income	$4,238,743		$11,249,638		$9,756,371
Provision computed at statutory rate	$1,441,173	34.00%	$3,824,877	34.00%	$3,317,166	34.00%
Small-life deduction	(576,963)	(13.61)%	(536,862)	(4.77)%	—	—
Dividend received deduction	(170,000)	(4.01)%	(170,000)	(1.51)%	(87,500)	(0.90)%
Tax exempt investment income	(46,225)	(1.09)%	(88,636)	(0.79)%	(70,000)	(0.72)%
Other	509,303	12.01%	469,962	4.17%	406,206	4.17%
Total	$1,157,288	27.30%	$3,499,341	31.10%	$3,565,872	36.55%

The tax effects of temporary differences that result in significant deferred income tax assets and deferred income tax liabilities at December 31 are as follows:

	Predecessor	KMG America
	2003	2004
Deferred tax liabilities:
Deferred policy acquisition costs	$23,512,429	$—
Value of business acquired	8,702,292	19,738,531
Unrealized investment gains recognized in equity	7,446,437	7,010,621
Other	453,000	6,154,097
Total deferred tax liabilities	40,114,158	32,903,249

Deferred tax assets:
Policy benefit reserves	12,173,979	24,553,635
Deferred compensation and stock options	3,845,090	1,387,196
Net operating loss carryforward	1,663,756	2,191,378
Other	1,175,915	325,582

Total deferred tax assets	18,858,740	28,457,791
Less: valuation allowance	(1,571,896)	(1,820,265)
Deferred tax assets net of valuation allowance	17,286,844	26,637,526
Net deferred income tax liabilities	$22,827,314	$6,265,723

Reconciliation to balance sheet:
Deferred income tax liabilities	22,827,314	6,502,042
Less: deferred income tax asset	—	236,319
Net deferred income tax liabilities	$22,827,314	$6,265,723

In connection with the Company’s application of GAAP purchase accounting requirements to reflect the Kanawha acquisition, the Company marked to fair value the Predecessor’s assets and liabilities.  The revaluation of assets and liabilities to fair value resulted in a $21.6 million reduction in net deferred federal tax liability, which otherwise increased by $5.1 million.

The Predecessor’s federal income tax returns for all years through 2000 are closed.  In the opinion of management, recorded income tax liabilities adequately provide for all remaining open years.

The Predecessor and its subsidiaries have filed separate federal income tax returns as required by regulations regarding the consolidation for tax purposes of life insurance and non-life insurance companies.  The subsidiaries have incurred net operating losses which will expire between 2018 and 2024.  Under SFAS No. 109, management must provide a valuation allowance for any deferred tax amounts that it does not believe will be realized.  Management believes that the realization of the subsidiaries’ net operating losses is uncertain; therefore, a valuation allowance was established.  That valuation allowance increased by $0.8 million in 2003 and $0.2 million in 2004.  The Predecessor paid income taxes of $0, $0.9 million and $0.6 million, during the years ended December 31, 2002, 2003 and 2004, respectively.

Prior to 1984, a portion of the Predecessor’s income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.”  Kanawha, the Company’s insurance subsidiary, has approximately $4.3 million of untaxed “Policyholders’ Surplus” on which no payment of federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions.  The Company does not believe that any significant portion of the account will be taxed in the foreseeable future and no related deferred tax liability has been recognized.  If the entire balance of the account became taxable under the current federal rate, the tax would approximate $1.5 million.

11.  Statutory Financial Information

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies.  In addition, state regulators may permit statutory accounting practices that differ from prescribed practices.  The Company does not have any permitted accounting practices.

Statutory accounting practices (“SAP”) prescribed or permitted by regulatory authorities for the Company differ from GAAP.  Shareholders’ equity and net loss, as determined in accordance with statutory accounting practices, for Kanawha are summarized as follows:

Capital and surplus as of December 31, 2002	$67,232,379
Net (loss) for the year ended December 31, 2003	$(1,372,003)
Capital and surplus as of December 31, 2003	$66,807,598
Net (loss) for the year ended December 31, 2004	$(1,745,291)
Capital and surplus as of December 31, 2004	$83,707,749

Under South Carolina insurance regulations, Kanawha is required to maintain minimum capital of $1.2 million and minimum surplus of $1.2 million.  Additionally, Kanawha is restricted as to amounts that can be transferred in the form of dividends, loans, or advances without the approval of the South Carolina Insurance Commissioner.  Under these restrictions, during 2005, dividends, loans or advances by Kanawha in excess of $8.4 million will require the approval of the South Carolina Insurance Commissioner.

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk pertaining to its investments, insurance risk, interest rate risk and general business risk.  As of December 31, 2004, the Company’s adjusted SAP capital and surplus exceeded its authorized control level RBC.

12.  Unpaid Claims

The following table provides a reconciliation of the beginning and ending balances of unpaid accident and health claim liabilities, net of reinsurance recoverables, for years ended December 31:

	Predecessor
	2003	2004
Unpaid accident and health claims at beginning of year	$19,802,468	$22,703,423
Less reinsurance recoverables	3,919,612	3,896,612
Net balance at beginning of year	15,882,856	18,806,811

Add provision for claims occurring in:
Current year	47,233,641	50,308,966
Prior years	900,130	(670,441)
Incurred losses during the current year	48,133,771	49,638,525
Deduct payments for claims occurring in:
Current year	32,704,150	35,075,480
Prior years	12,505,666	12,464,008
Claim payments during the current year	45,209,816	47,539,488
Net balance at end of year (KMG America at December 31, 2004)	18,806,811	20,905,848
Plus reinsurance recoverables (KMG America at December 31, 2004)	3,896,612	4,474,339
Unpaid accident and health claims at end of year (KMG America at December 31, 2004)	$22,703,423	$25,380,187
Unpaid accident and health claims at end of year (KMG America at December 31, 2004)	$22,703,423	$25,380,187
Life policy and contract claims (KMG America at December 31, 2004)	1,849,750	1,323,144
Accident and health policy reserves (KMG America at December 31, 2004)	$127,116,558	183,442,027
	$151,669,731	$210,145,358
Accident and health reserves per balance sheet (KMG America at December 31, 2004)	$141,209,015	$200,801,846
Policy and contract claims per balance sheet (KMG America at December 31, 2004)	10,460,716	9,343,512
	$151,669,731	$210,145,358

The foregoing reconciliation reflects a deficiency in the December 31, 2002, reserves of $0.9 million, and a redundancy in the December 31, 2003 reserves of $0.7 million emerged in 2003 and 2004, respectively.  The changes in those reserves were primarily the result in changes in estimates as more information became available.

13.  Employee Benefits

The Company adopted the Predecessor’s defined benefit retirement plan, deferred contribution plan, and deferred compensation plan.  These plans were unchanged by the Kanawha acquisition and remain in effect.

Defined Benefit Retirement Plan

The Company’s defined benefit retirement plan complies with three principal standards: the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which, in conjunction with the Internal Revenue Code, determines legal minimum and maximum deductible funding requirements; FAS 87; and Statement of Financial Accounting Standards No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits, as revised, which establish rules for financial reporting.  The measurement date for the Company’s defined benefit plan is December 31.

Substantially all of the employees and agents of the Company are covered under a defined benefit pension plan.  Plan benefits are based on years of service and compensation during the last five years of service.  The Company’s funding policy is to make the minimum annual contributions required by applicable regulations, including amortization of unfunded prior service costs over the maximum period allowed by ERISA.

The assets of the plan are held in a trust account and are invested primarily in common stock.  Beneficiaries may elect to receive benefits in the form of lump-sum distribution, subject to certain dollar limitations, or through one of several annuity options.  Based on the plan’s current funding status and ERISA guidelines, no required contributions to the plan are anticipated for 2005.

The net periodic retirement benefit cost of the plan included the following components:

	Predecessor
	Year Ended December 31,
	2002	2003	2004
Components of net periodic benefit cost:
Service cost	$690,136	$825,077	$910,317
Interest cost	699,226	802,054	912,685
Expected return on plan assets	(480,109)	(526,115)	(829,537)
Amortization of transition liability	17,373	17,373	17,373
Recognized net actuarial loss	—	207,652	170,431

Net periodic benefit cost	$926,626	$1,326,041	$1,181,269

Expected benefit payments, which reflect expected future service, are as follows for the years ended December 31:

2005	2006	2007	2008	2009	2010-2014

$404,832	$451,847	$503,897	$585,895	$693,362	$4,838,305

The defined benefit plan’s change in benefit obligation, change in plan assets, funded status and amounts recognized in the Predecessor’s and the Company’s consolidated balance sheets are as follows:

	Predecessor
	2003	2004
Change in Benefit Obligation
Obligation at January 1	$12,025,408	$13,696,939
Service cost	825,077	910,317
Interest cost	802,054	912,685
Actuarial loss	376,727	250,748
Benefit payments	(332,327)	(382,970)
Obligation at December 31 (KMG America at December 31, 2004)	$13,696,939	$15,387,719

	Predecessor
	2003	2004

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at January 1	$5,256,242	$10,197,564
Actual return on plan assets	862,908	458,050
Employer contributions	4,410,741	3,074,345
Benefit payments	(332,327)	(382,970)
Fair value of plan assets at December 31 (KMG America at December 31, 2004)	$10,197,564	$13,346,989

Funded Status of the Plan
Unfunded status at December 31	$(3,499,375)	$(2,040,730)
Unrecognized transition obligation	156,364	138,991
Unrecognized net actuarial loss	2,760,410	3,212,214
Accrued benefit cost (KMG America at December 31, 2004)*	$(582,601)	$1,310,475

* Included in liability for employees and agents in the accompanying consolidated balance sheets.

	Predecessor	KMG America
	2003	2004
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$1,310,475
Accrued benefit cost	(799,449)	—
Intangible asset	156,364	—
Accumulated other comprehensive income	60,484	—
Net amount recognized at end of the year	$(582,601)	$1,310,475

The Predecessor recorded an additional minimum pension liability of $0.2 million and $0.0 million, in 2003 and 2004 respectively, for the unfunded portion of the accumulated benefit obligation.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	2003	2004
Projected benefit obligation	$13,696,939	$15,387,719
Accumulated benefit obligation	10,997,013	13,140,345
Fair value of plan assets	10,197,564	13,346,989

The expected long-term rate of return on plan assets is estimated based on input from the Company’s actuaries and the Company’s investment committee using a variety of factors including long-term historical returns, inflation assumptions, targeted allocation of plan assets (as discussed above) and expectations regarding future market returns for both equity and debt securities.

The key assumptions used in the calculation of the accrued benefit obligations above are as follows:

	2002	2003	2004
Weighted-average assumptions:
Discount rate	6.75%	6.75%	6.25%
Expected return on plan assets	8.75	8.50	8.50
Expected compensation increase	5.00	5.00	4.00

The actuarial present value of accumulated plan benefits does not reflect the actual benefits that will be paid on retirement, but rather the liability that would exist if the Plan were terminated as of the valuation date.

The pension plan asset allocation at December 31, 2003, and 2004 by asset category is as follows:

	Percent of Plan Assets December 31
	2003	2004
Equity securities (primarily common stock)	71.98%	72.08%
Debt securities	—	—
Cash	28.02	27.92
Total	100.00%	100.00%

The Company’s investment strategy for pension plan assets is for approximately one-half of the equity investments to be invested in a large capitalization diversified equity portfolio.  The portfolio is currently managed by Morgan Stanley.  The investment objective is to meet or exceed the S&P 500 index.  At December 31, 2003, and 2004, the Predecessor’s year-end contribution to the Plan was held in cash pending investment in accordance with the Plan.

The balance of the portfolio is invested in an absolute return hedge fund, the Mangan & McColl Offshore Arbitrage Fund.  The performance is measured against the HFR Merger Arbitrage index.

Deferred Contribution Plan

The Company offers a 401(k) qualified savings plan for which substantially all employees and agents are eligible.  Each year, plan participants may contribute up to 15% of pretax annual compensation, which includes overtime, bonuses and commissions.  Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans.  The Company contributes 25% of the first 6% of base compensation that a participant contributes to the Plan.  The Company may contribute amounts greater than 25% at its discretion.  Amounts contributed to the plan by the Company are not significant.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for senior management that allows the deferment of a portion of their compensation until their services with the Company have terminated.  The plan includes deferred contributions, which were not elected by employees to be transferred to the 401K plan upon adoption of the 401K plan.  The plan’s investments include money market funds and are recorded in investments as held for trading.  The corresponding deferred obligations to participants is recorded in other liabilities.

The Predecessor’s Stock Option Plan

The Predecessor followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock options issued to senior management.  Under APB 25, for options issued where the exercise price of the issuer’s stock option equals the market value of the underlying stock on the date of grant, no compensation expense is recognized.  Conversely, for options issued where the exercise price of the option is less than the market value on the date of grant, the difference between the exercise price and the market value on the date of the grant is recognized as unearned compensation, included as a component of shareholders’ equity and amortized over the vesting period.

The Predecessor granted options for a total of 371.8 shares of the Predecessor’s common stock.  Stock options for 191 shares were granted in 1985 and the exercise price was 100% of the estimated fair market value of the common stock on the date of the grant, $16,534 per share.  These options were fully vested at the closing of the Company’s acquisition of the Predecessor.  In 1998, options for the remaining 180.8 shares were granted with an exercise price of $16,536 per share, and an estimated fair market value at the grant date of $45,688 per share.  Approximately $5.3 million of compensation expense was recorded as unearned upon the issuance of these options.

These options generally vested 30% in 1998 and 10% annually thereafter.  Amortization of deferred stock option compensation expense of approximately $0.3 million, $0.2 million and $0.2 million was recognized in 2002, 2003 and 2004, respectively.

Pro forma information regarding net income and net income per share, as presented in Note 1, is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Predecessor had accounted for its employee stock options under the fair value method of SFAS 123 as of its effective date.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free Interest Rate	5.71%
Expected Dividend Yield	—
Expected Volatility	35.00%
Expected life	5 years

No options were issued, exercised or canceled by the Predecessor under its stock option plan during 2002 and 2003.  In connection with the closing of the acquisition of the Predecessor, on December 21, 2004, all 371.8 options became 100% vested and were exercised and the Predecessor stock option plan was terminated.  No additional stock options can be granted under the Predecessor’s plan.

KMG America 2004 Equity Incentive Plan

The Company also follows APB 25 and related interpretations in accounting for its stock options issued to senior management.

Through December 31, 2004, the Company issued options to purchase a total of 1,246,000 shares of Company common stock, all of which were granted on December 15, 2004, at an exercise price of $9.50 per share, which is equal to 100% of the estimated fair market value of the common stock on the date of the grant.  These options generally vest with respect to one fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant.  Options to purchase 310,000 shares, however, vest one third on each of the first, second and third anniversaries of the date of grant, subject to earlier, immediate vesting upon the termination of the option holder’s employment with the Company by the Company without cause or by him with good reason, upon a change in control of the Company or upon his receipt of a notice of non-renewal of his employment agreement, or upon his death or disability.

Pro forma information regarding net income and net income per share, as presented in Note 1, is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 as of its effective date.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free Interest Rate	3.63%
Expected Dividend Yield	—
Expected Volatility	20.00%
Expected life	5 years

As of December 31, 2004, no options to purchase shares of the Company’s common stock were exercisable.  All options granted under the plan in 2004 vest in annual increments and are exercisable through December 15, 2014, subject to earlier termination of the option holders’ rights to exercise such options under the terms of the plan and the option agreements relating to such options.

Performance Share Plan

On January 1, 2000, the Predecessor established its Performance Share Plan and authorized the issuance of up to 80,000 stock units to attract and retain quality employees and to allow such employees to participate in the growth of the Predecessor.  Awards could be made to participants in the form of stock units.  The Performance Share Plan provides for vesting over the 10 years subsequent to date of grant (10% per year).  Compensation expense was recorded based on the vesting and the change in the book value of the Predecessor’s common stock from the date of grant to the date of exercise, adjusted for dividends, stock redemption proceeds and capital contributions subsequent to the date of grant.  Eligible participants under the Performance Share Plan included executives or key employees of the Predecessor.  During 2002, 2003 and 2004, the Predecessor granted 6,500 units, 12,000 units and 0 units, respectively, and recognized compensation expense of approximately $0.4 million, $0.7 million and $0.0 million, respectively, related to these units.  During 2002, 2003 and 2004, 1,482 units, 2,918 units and 7,354 units, respectively, were forfeited or redeemed resulting in 65,864 outstanding units at December 20, 2004.  The plan continued in effect through the closing of the Company’s acquisition of the Predecessor on December 21, 2004, when it terminated and all outstanding stock units were redeemed.  No additional stock units may be awarded under the plan.  The Company does not intend to implement a stand-alone successor performance share plan, but the Company’s 2004 Equity Incentive Plan permits the Company to award performance shares.

14.       Transaction with Related Parties

Mortgage loans included loans to related parties of approximately $6.3 million and $0.0 million at December 31, 2003, and 2004, respectively.

The Predecessor utilized the legal, tax and investment services of an entity that was previously affiliated with the Predecessor because they were under the common control of some of the same shareholders.  The Predecessor paid $0.1 million in each of the years 2002, 2003 and 2004 for these services.  Since the Company acquired Kanawha, there is no longer a common control relationship between Kanawha and the legal, tax and investment services entity.

15.       Commitments and Contingencies

The Company is occasionally named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts.  Those actions are considered by the Company in estimating the policy and contract liabilities and management believes adequate reserves have been established for such cases.  Management believes that the resolution of those actions will not have a material effect on the Company’s financial position or results of operations.

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York, both indirect wholly-owned subsidiaries of ING America US, in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and another individual.  Messrs. Kuk, Kraemer and Moore are officers of KMG America and former employees of the plaintiffs.  The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore.  The complaint seeks injunctive relief and unspecified monetary damages.  KMG America believes the allegations are without merit, intends to defend the action and believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position or results of operations.

On December 21, 2004, the Company entered into a $15.0 million five-year subordinated promissory note to fund a portion of the purchase price for the Kanawha acquisition.  Interest on the promissory note accrues at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date.  No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable.  The terms of the promissory note limit the Company’s and Kanawha’s ability to incur additional debt.

The Company had no commitments to fund mortgage loans at December 31, 2004.

The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies.  Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states.  The Company recognizes its obligation for guaranty fund assessments and records an estimated accrual for any potential assessment.  There were no such accruals as of December 31, 2003, and 2004.

The Company leases office equipment under noncancellable leases.  Total rental expense incurred during 2002 and 2003 was not significant and amounted to $0.1 million in 2004.  As of December 31, 2004, future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

2005	$166,000
2006	159,000
2007	153,000
$478,000

During February 2005, the Company entered into a lease agreement, pursuant to which it has agreed to pay an aggregate of $551,250 to lease its principal executive offices located in Minnetonka, Minnesota for the period from April 1, 2005, through June 30, 2010.  This lease is not cancelable by the Company except in connection with specified events that are generally beyond the Company’s control.

During November 2003, the Predecessor entered into a contract for IT and document management.  Expenses incurred during 2003 and 2004 were $0.5 million and $5.0 million, respectively.  This ten-year contract is subject to cancellation by the Company at any time after 42 months, with the payment of a termination penalty that is subject to the number of months remaining in the contract.  Future payments under this contract are as follows:

2005	$5,450,000
2006	5,450,000
2007	5,450,000
2008	5,450,000
2009	5,450,000
Thereafter	21,800,000
$49,050,000

16.       Concentrations of Credit Risk

At December 31, 2003 and 2004, the Predecessor and the Company, respectively, had no significant exposure to unrated or less-than-investment grade bonds.

The Company’s investment in mortgage loans principally involves residential and commercial real estate primarily in South Carolina and North Carolina.  Such investments consist primarily of first mortgage liens on single-family residences; the mortgage outstanding on any individual property does not exceed $1.1 million.

17.       Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the “fair value” disclosures for financial instruments in the accompanying financial statements and notes thereto:

Cash and Cash Equivalents:  The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Investment Securities:  The carrying amount for fixed maturity and equity securities classified as available-for-sale is fair value, which is based on quoted market prices, where available.  For fixed maturity and equity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services.

Mortgage Loans:  The fair values for mortgage loans are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans:  The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Investment Contracts:  The fair values of the Company’s liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

The fair values of the Company’s insurance contracts other than investment contracts are not required to be disclosed.  However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

Additional data with respect to fair values of the Company’s investments is disclosed in Note 3.

The carrying amounts and fair values of the Company’s and the Predecessor’s cash and investments at December 31 are summarized in the following table.  Effective December 31, 2004, as part of the application of GAAP purchase accounting requirements, the Company recorded the Predecessor’s investments at fair value and thereby eliminated all unrealized gains and losses in the Predecessor’s portfolio.

	Predecessor		KMG America
	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$7,204,805	$7,204,805	$117,400,156	$117,400,156
Equity securities	2,824,857	2,824,857	36,000	36,000
Fixed maturity securities	414,825,975	414,825,975	409,613,186	409,613,186
Mortgage loans	31,630,597	33,149,182	23,678,639	23,678,639
Policy loans	22,940,322	22,940,322	22,620,801	22,620,801

The carrying amounts and fair values of the Predecessor’s liabilities for investment-type insurance contracts at December 31 are summarized in the following table.  Effective December 31, 2004, as part of the application of GAAP purchase accounting requirements as if the acquisition of the Predecessor closed on December 31, 2004, the Company recorded the Predecessor’s investment-type insurance contracts at fair value and thereby eliminated all differences between the carrying value and the fair value of the Predecessor’s investment-type insurance contracts.

	Predecessor		KMG America
	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Individual and group annuities	$6,500,019	$6,677,416	$7,003,823	$7,003,823
Other policyholder funds left on deposit	6,742,794	6,742,794	7,007,387	7,007,387
Total	$13,242,813	$13,420,210	$14,011,210	$14,011,210

18.       Business Segments

The Company has five reportable segments that are differentiated by their respective methods of distribution and the nature of the related products: worksite insurance business, senior market insurance business, third party administration business, acquired business and corporate and other.  Management makes decisions regarding the business based on these segment classifications.  No segments have been aggregated other than including the marketing business in the corporate and other segment.

The worksite insurance business provides life and health insurance products to employers and their employees.  The primary insurance products include life, short-term disability, dental, indemnity health and critical illness.  This segment includes business sold through the career agency distribution channel, which is a group of agents and managers that are employees of the Company or its subsidiaries.

The senior market insurance business provides individual insurance products, primarily long-term care insurance, tailored to the needs of older individuals.

The third party administration business provides fee-based administrative and managed care services to employers with self funded health care plans, insurance carriers, reinsurance companies and others.

The acquired business represents closed blocks of life and health insurance business that have been acquired through reinsurance transactions over a period of years.

The corporate and other segment includes investment income earned on the investment portfolio allocated to capital and surplus, as well as all realized capital gains and losses, which are not allocated by line of business.  This segment also includes marketing allowances, commissions and related expenses pertaining to product sales for other insurance carriers, which are currently not material.  In addition, this segment includes certain unallocated expenses, primarily deferred compensation and incentive compensation costs, and other non-allocated immaterial items.

The following represents a summary of the Predecessor’s statement of operations and asset composition by reportable segment.  Except as noted, the financial statement information set forth below is reported on a historical basis without GAAP purchase accounting adjustments reflecting the Company’s acquisition of the Predecessor.

	For the Year Ended December 31,
	2002	2003	2004
Worksite Insurance Business
Insurance premiums	$53,173,170	$58,432,771	$56,308,493
Net investment income	6,266,992	5,943,960	5,028,355
Commission and fees	—	—	—
Net realized gains	—	—	—
Other income	197,146	386,070	263,734
Total revenues	59,637,308	64,762,801	61,600,582
Policyholder benefits	42,067,226	45,129,701	44,292,442
Commissions	3,534,254	4,027,870	3,779,844
Expenses, taxes, fees and depreciation	11,455,749	11,149,951	9,966,881

Amortization of DAC	4,122,546	5,201,470	6,208,791

Total benefits and expenses	61,179,775	65,508,992	64,247,958
(Loss) before Federal income tax	$(1,542,467)	$(746,191)	$(2,647,376)
Total assets	$150,694,648	$151,371,669	$169,760,986	(1)

	For the Year Ended December 31,
	2002	2003	2004

Senior Market Insurance Business
Insurance premiums	$37,970,676	$41,546,362	$42,060,326
Net investment income	1,308,947	2,426,903	3,878,429
Commission and fees	—	—	—
Net realized gains	—	—	—
Other income	1,368,706	1,563,506	2,346,577
Total revenues	40,648,329	45,536,771	48,285,332
Policyholder benefits	28,785,095	33,146,152	35,829,058
Commissions	3,307,834	4,587,237	5,481,986
Expenses, taxes, fees and depreciation	2,747,276	2,927,784	3,695,003
Amortization of DAC	1,621,606	825,889	641,079
Total benefits and expenses	36,461,811	41,487,062	45,647,126
Income before Federal income tax	$4,186,518	$4 ,049,709	$2,638,206
Total assets	$81,317,287	$115,751,057	$160,381,684	(1)
Third-Party Administration Business
Insurance premiums	$—	$—	$—
Net investment income	—	—	—
Commission and fees	12,974,620	13,007,733	13,295,120
Net realized gains	—	—	—

Other income	—	63,857	798
Total revenues	12,974,620	13,071,590	13,295,918
Policyholder benefits	—	—	—
Commissions	—	—	—
Expenses, taxes, fees and depreciation	12,978,196	12,564,353	12,200,228
Amortization of DAC	—	—	—
Total benefits and expenses	12,978,196	12,564,353	12,200,228
(Loss) income before Federal income tax	$(3,576)	$507,237	$1,095,690

Total assets	$8,737,853	$8,858,946	$8,186,306	(1)

Acquired Business
Insurance premiums	$7,499,276	$6,436,741	$4,466,726
Net investment income	10,261,228	9,230,046	8,507,129
Commissions and fees	—	—	—
Net realized gains (losses)	—	—	—
Other income	139,828	122,037	115,613
Total revenues	17,900,332	15,788,824	13,089,468
Policyholder benefits	10,432,557	10,985,219	10,053,493
Commissions	509,277	459,135	428,247
Expenses, taxes, fees and depreciation	3,275,027	3,037,122	2,829,686
Amortization of DAC	3,771,306	3,561,171	2,618,432
Total benefits and expenses	17,988,167	18,042,647	15,929,858
(Loss) before Federal income tax	$(87,835)	$(2,253,823)	$(2,840,390)

Total assets	$220,934,606	$203,214,521	$215,850,711	(1)

	For the Year Ended December 31,
	2002	2003	2004

Corporate and Other
Insurance premiums	$—	$—	$—
Net investment income	9,323,064	9,471,850	7,788,499
Commissions and fees	—	10,286	180,402
Net realized gains (losses)	(3,003,877)	7,600,499	9,432,585
Other income	163,734	181,850	381,505
Total revenues	6,482,921	17,264,485	17,782,991
Policyholder benefits	—	—	—
Commissions	—	—	—
Expenses, taxes, fees and depreciation	4,796,818	7,571,779	6,272,750
Amortization of DAC	—	—	—
Total benefits and expenses	4,796,818	7,571,779	6,272,750
Income before Federal income tax	$1,686,103	$9,692,706	$11,510,241

Total assets	$200,215,333	$205,974,072	$157,714,248	(1)

Total Predecessor:
Insurance premiums	$98,643,122	$106,415,874	$102,835,545
Net investment income	27,160,231	27,072,759	25,202,412
Commissions and fees	12,974,620	13,018,019	13,475,522
Net realized gains (losses)	(3,003,877)	7,600,499	9,432,585
Other income	1,869,414	2,317,320	3,108,227
Total revenues	137,643,510	156,424,471	154,054,291
Policyholder benefits	81,284,878	89,261,072	90,174,993
Commissions	7,351,365	9,074,242	9,690,077
Expenses, taxes, fees and depreciation	35,253,066	37,250,989	34,964,548
Amortization of DAC	9,515,458	9,588,530	9,468,302
Total benefits and expenses	133,404,767	145,174,833	144,297,920
Income before Federal income tax	$4,238,743	$11,249,638	$9,756,371

Total assets	$661,899,727	$685,170,265	N/A	(2)

(1) KMG America at December 31, 2004, adjusted for purchase accounting adjustments to reflect the Kanawha acquisition.

(2) Aggregate total assets for the Predecessor as of December 31, 2004, is not reported because the Predecessor had been acquired by KMG America at that date and the Predecessor’s assets had been consolidated into the KMG America balance sheet at that date.

The following represents a summary of the Company’s income statement and asset composition as of December 31, 2004.  The Company’s operations are aggregated into the following reportable segment, as the effects of the Company’s operations were not material to the predecessor’s reportable segments.

For the Period from January 21 through December 31, 2004
KMG America Corporation:
Insurance premiums	$—
Net investment income	18,408
Commissions and fees	—
Net realized gains	—
Other income	—
Total revenues	18,408
Policyholder benefits	—
Commissions	—
Expenses, taxes, fees and depreciation	288,489
Amortization of DAC	—
Total benefits and expenses	288,489
(Loss) before Federal income tax	$(270,081)

Total assets	$770,051,331

19.       Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003, and 2004:

	Predecessor
	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Premiums, fees and other income	$29,067,513	$31,104,067	$30,461,106	$31,118,528
Net investment income, realized gains and brokerage income	5,944,053	13,228,112	7,173,852	8,327,241
Total revenue	35,011,566	44,332,179	37,634,958	39,445,769

Benefits and expenses	35,978,290	38,357,498	36,419,385	37,919,002
Net income	$(966,724)	$5,974,681	$1,215,573	$1,526,767
Basic income per share of common stock	$(369.99)	$2,286.67	$465.23	$584.33
Diluted income per share of common stock	$(334.73)	$2,066.22	$420.48	$527.92

	Predecessor
	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Premiums, fees and other income	$29,437,046	$30,843,485	$29,381,078	$29,757,685
Net investment income, realized gains and brokerage income	5,604,912	8,443,718	11,415,501	9,170,866
Total revenue	35,041,958	39,287,203	40,796,579	38,928,551
Benefits and expenses	34,951,065	37,654,312	37,216,726	38,041,690

Net income	$90,893	$1,632,891	$3,579,853	$886,861
Basic income per share of common stock	$34.79	$624.95	$1,370.11	$339.43
Diluted income per share of common stock	$31.39	$565.30	$1,237.06	$305.54

PREDECESSOR AND SUBSIDIARY
SCHEDULE III—SUPPLEMENTAL INSURANCE INFORMATION

Segment	DAC and VOBA Asset	Policy Reserves Liability	Unearned Premiums Liability	Contract Claims and Other Policy Liabilities	Insurance Premiums	Net Investment Income	Policyholder Benefits	Amortization of DAC and VOBA	Other Expenses
Year-ended December 31, 2002
Worksite insurance	$40,717,696	$135,782,265	$1,075,711	$13,836,672	$53,173,170	$6,266,992	$42,067,226	$4,122,546	$14,990,003
Senior market insurance	36,351,271	73,210,500	6,371,132	1,735,655	37,970,676	1,308,947	28,785,095	1,621,606	6,055,110
Third party administration	—	—	—	—	—	—	—	—	12,978,196
Acquired business	28,235,765	202,887,336	1,153,250	4,771,883	7,499,276	10,261,228	10,432,557	3,771,306	3,784,304
Corporate and other	—	—	—	—	—	9,323,064	—	—	4,796,818
Total	$105,304,732	$411,880,101	$8,600,093	$20,344,210	$98,643,122	$27,160,231	$81,284,878	$9,515,458	$42,604,431

Year-ended December 31, 2003
Worksite insurance	$44,484,787	$136,921,665	$1,051,062	$13,398,942	$58,432,771	$5,943,960	$45,129,701	$5,201,470	$15,177,821
Senior market insurance	41,101,769	104,584,187	7,340,021	3,826,849	41,546,362	2,426,903	33,146,152	825,889	7,515,021
Third party administration	—	—	—	—	—	—	—	—	12,564,353
Acquired business	24,674,594	190,089,014	1,107,236	3,696,070	6,436,741	9,230,046	10,985,219	3,561,171	3,496,257
Corporate and other	—	—	—	—	—	9,471,850	—	—	7,571,779
Total	$110,261,150	$431,594,866	$9,498,319	$20,921,861	$106,415,874	$27,072,759	$89,261,072	$9,588,530	$46,325,231

Year Ended December 31, 2004*
Worksite insurance	$14,134,393	$156,098,046	$964,052	$12,698,888	$56,308,493	$5,028,355	$44,292,442	$6,208,791	$13,746,725
Senior market insurance	40,586,764	148,442,031	7,750,320	4,189,333	42,060,326	3,878,429	35,829,058	641,079	9,176,989
Third party administration	—	—	—	—	—	—	—	—	12,200,228
Acquired business	19,760,138	196,461,950	1,025,732	3,285,085	4,466,726	8,507,129	10,053,493	2,618,432	3,257,933
Corporate and other	—	—	—	—	—	7,788,499	—	—	6,272,750
Total	$74,481,295	$501,002,027	$9,740,104	$20,921,861	$102,835,545	$25,202,412	$90,174,993	$9,468,302	$44,654,625

*Balance sheet amounts at December 31, 2004, are those of KMG America.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.                        CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004.  Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.  There was no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                        DIRECTORS AND EXECUTIVE OFFICERS OF OUR COMPANY.

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers and Significant Employees” of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held May 18, 2005 (the “2005 Proxy Statement”), is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer will make his annual certification to that effect to the NYSE within 30 days after the first anniversary of the listing of our common stock on the NYSE as required by the NYSE’s rules.  In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11.                        EXECUTIVE COMPENSATION.

The information presented under the captions “Compensation of Directors” and “Executive Compensation” of our 2005 Proxy Statement (excluding, however, the information presented under the subheading “Audit Committee Report”) is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2005 Proxy Statement is incorporated herein by reference.

The information presented under the caption “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Common Stock Authorized for Issuance Under Our 2004 Equity Incentive Plan” in Part II of this Form 10-K is incorporated herein by reference.

ITEM 13.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information presented under the caption “Certain Relationships and Related Transactions” of our 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information presented under the captions “Audit Committee Pre-Approval Policy” and “Fees of the Corporation’s Independent Auditors” of our 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)              The following documents are filed as part of Item 8 of this report:

•                       Report of Independent Registered Public Accounting Firm.

•                       Consolidated Balance Sheets for KMG America Corporation as of  December 31, 2004, and for Kanawha Insurance Company (the “Predecessor”), as of December 31, 2003.

•                       Consolidated Statements of Operations for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the Predecessor for the years ended December 31, 2002, 2003 and 2004.

•                       Consolidated Statements of Shareholders’ Equity for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the Predecessor for the years ended December 31, 2002, 2003 and 2004.

•                       Consolidated Statements of Cash Flows for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the Predecessor for the years ended December 31, 2002, 2003 and 2004.

•                       Notes to Consolidated Financial Statements.

(2)                                 The following financial statement schedules are filed as part of Item 8 of this report:

•                       Schedule III - Supplementary Insurance Information.*

*  All other required financial statement schedules are omitted because the information required is either not applicable or is included in the financial statements or the related notes included in this report.

(3)  Exhibits.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index beginning on page 117 hereof.  Exhibits 10.01 - 10.10 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on March 31, 2005.

KMG AMERICA CORPORATION
(Registrant)

By:	/s/ Kenneth U. Kuk
Name: Kenneth U. Kuk
Title: Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title

By:	/s/ Kenneth U. Kuk	Director and Chairman, President & Chief Executive Officer
	Kenneth U. Kuk	(Principal Executive Officer)

By:	/s/ Scott H. DeLong III	Director and Senior Vice President & Chief Financial Officer
	Scott H. DeLong III	(Principal Financial Officer)

By:	/s/ John H. Flittie	Director
John H. Flittie

By:	/s/ Stanley D. Johnson	Director and Chairman & Chief Executive Officer of Kanawha
Stanley D. Johnson

By:	/s/ Robert L. Laszewski	Director
Robert L. Laszewski

By:	/s/ Dennis M. Mathisen	Director
Dennis M. Mathisen

By:	/s/ James J. Ritchie	Director
James J. Ritchie

By:	/s/ Robert E. Matthews	Executive Vice President, Chief Financial Officer & Treasurer
	Robert E. Matthews	of Kanawha (Principal Accounting Officer)

Each of the above signatures is affixed as of March 31, 2005.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.01

Amended and Restated Stock Purchase Agreement by and among the shareholders and optionholders of Kanawha Insurance Company identified on Schedule A and KMG America Corporation (incorporated by reference from Exhibit 2.01 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

2.02

Amendment No. 1 to Amended and Restated Stock Purchase Agreement by and among the shareholders and optionholders of Kanawha Insurance Company identified on Schedule A to the Amended and Restated Stock Purchase Agreement and KMG America Corporation (incorporated by reference from Exhibit 2.02 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

2.03

Amendment No. 2 to Amended and Restated Stock Purchase Agreement by and among the shareholders and optionholders of Kanawha Insurance Company identified on Schedule A to the Amended and Restated Stock Purchase Agreement and KMG America Corporation (incorporated by reference from Exhibit 2.03 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

3.01	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.01 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

3.02	Bylaws (incorporated by reference from Exhibit 3.02 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

4.01	Form of Common Stock Share Certificate (incorporated by reference from Exhibit 4.01 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

4.02

Form of $15,000,000 Subordinated Promissory Note made by KMG America Corporation payable to The Springs Company in its capacity as representative of the shareholders and optionholders of Kanawha Insurance Company (incorporated by reference from Exhibit 4.02 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.01	Form of 2004 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.02

Form of Employment Agreement between KMG America Corporation and Kenneth U. Kuk (incorporated by reference from Exhibit 10.02 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration
No. 333-117911)).

10.03

Form of Employment Agreement between KMG America Corporation and Scott H. DeLong III (incorporated by reference from Exhibit 10.03 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration
No. 333-117911)).

10.04

Form of Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Stanley D. Johnson (incorporated by reference from Exhibit 10.04 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.05

Form of Employment Agreement among KMG America Corporation, Kanawha Insurance Company and R. Dale Vaughan (incorporated by reference from Exhibit 10.06 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.06	Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul F. Kraemer.

10.07	Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Robert E. Matthews.

10.08	Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul P. Moore

10.9	Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Thomas D. Sass

10.10	KMG America Corporation Supplemental Retirement and Deferred Compensation Plan, Restated and Amended.

10.11

Outsourcing Services Agreement, dated November 11, 2003, between CGI Information Systems & Management Consultants, Inc. and Kanawha HealthCare Solutions, Inc (incorporated by reference from Exhibit 10.07 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.12

Amendment No. 1 to the Outsourcing Services Agreement, dated April 1, 2004, between CGI Information Systems & Management Consultants, Inc. and Kanawha HealthCare Solutions, Inc. (incorporated by reference from Exhibit 10.08 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.13

Lease Agreement, dated February 2, 2005, between KMG America Corporation and Metropolitan Life Insurance Company in respect of KMG America Corporation’s principal executive offices located in Minnetonka, Minnesota.

14.01

Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 attached to KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005).

21.01	List of Subsidiaries of the Registrant.

23.01	Consent of Ernst & Young LLP.

31.01	Rule 13a-14(a) / 15d-14(a) Certifications of Chairman, President & Chief Executive Officer.

31.02	Rule 13a-14(a) / 15d-14(a) Certifications of Senior Vice President & Chief Financial Officer.

32.01	Section 1350 Certification of Chairman, President & Chief Executive Officer.

32.02	Section 1350 Certification of Senior Vice President & Chief Financial Officer.

99.01	Risk Factors.