Form 10-Q
period 2005-03-31
KMG America CORP
filed 2005-05-16
CIK 1299210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 2, 2005, the number of shares of Common Stock outstanding was 22,071,641.

KMG AMERICA CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

i

PART I
FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS.

KMG AMERICA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $409,613,186 and $488,127,072 as of December 31, 2004, and March 31, 2005, respectively)	$409,613,186	$481,406,851
Equity securities available for sale, at fair value (cost of $36,000 and $36,000 as of December 31, 2004, and March 31, 2005, respectively)	36,000	36,000
Mortgage loans	23,678,639	21,658,300
Policy loans	22,620,801	22,492,716
Other investments	5,192,525	5,075,327
Total investments	461,141,151	530,669,194

Cash and cash equivalents	117,400,156	41,928,551
Reinsurance balances recoverable	71,354,798	71,800,173
Accrued investment income	4,912,216	5,223,095
Real estate and equipment	9,701,754	9,619,084
Federal income tax recoverable	4,239,906	4,953,278
Deferred income tax asset	236,319	1,036,184
Amounts due from reinsurers	1,940,903	2,020,936
Deferred policy acquisition costs	—	3,015,307
Value of business acquired	74,481,295	73,740,420
Other assets	24,642,833	24,153,596
Total assets	$770,051,331	$768,159,818

See accompanying notes.

KMG AMERICA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31, 2004	March 31, 2005
		(Unaudited)
Liabilities and shareholders’ equity

Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$309,940,285	$306,331,886
Accident and health reserves	200,801,846	206,566,178
Policy and contract claims	9,343,512	9,611,984
Other policyholder liabilities	10,829,794	11,267,621
Total policy and contract liabilities	530,915,437	533,777,669

Accounts payable and accrued expenses	18,794,922	18,176,468
Taxes, other than federal income taxes	528,262	515,851
Deferred income taxes	6,502,042	6,224,155
Liability for benefits for employees and agents	4,158,418	4,258,504
Funds held in suspense	4,724,004	3,930,156
Long term notes payable	15,022,603	15,210,103
Other liabilities	1,617,778	1,627,193
Total liabilities	582,263,466	583,720,099

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,071,641 shares issued	220,716	220,716
Paid-in capital	187,742,702	187,742,702
Retained earnings	(175,553)	844,445
Accumulated other comprehensive (loss)	—	(4,368,144)
Total shareholders’ equity	187,787,865	184,439,719
Total liabilities and shareholders’ equity	$770,051,331	$768,159,818

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Predecessor	KMG America Corporation
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005
Revenue:
Insurance premiums	$25,337,779	$26,197,560
Net investment income	5,389,620	6,652,785
Commission and fee income	3,351,974	3,568,048
Realized investment gains	215,292	27,580
Other income	747,293	791,647
Total revenues	35,041,958	37,237,620

Benefits and expenses:
Policyholder benefits	22,540,589	20,429,834
Insurance commissions, net of deferrals	2,344,550	2,666,167
General insurance expenses, net of deferrals	6,095,307	9,459,535
Insurance taxes, licenses and fees	1,129,514	1,319,917
Depreciation	703,426	696,061
Amortization of deferred policy acquisition costs and value of business acquired	2,090,855	1,085,155
Total benefits and expenses	34,904,241	35,656,669

Income before income taxes	137,717	1,580,951
(Provision) for income taxes	(46,824)	(560,953)
Net income	$90,893	$1,019,998
Net income per share:
Basic	$34.78	$0.05
Diluted	$31.39	$0.05
Weighted-average shares outstanding:
Basic	2,612.83	22,071,641
Diluted	2,895.98	22,155,739

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Predecessor	KMG America Corporation
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005
Operating activities
Net income	$90,893	$1,019,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637,193	977,083
Policy acquisition costs deferred	(3,847,600)	(3,359,587)
Amortization of deferred policy acquisition costs and value of business acquired	2,090,855	1,085,155
Realized investment (gains), net	(215,292)	(27,580)
Deferred income tax expense	948,830	1,274,325
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(1,478,789)	(445,375)
Accrued investment income	(31,437)	(310,879)
Federal income tax recoverable	(593,115)	(713,372)
Other assets	(774,318)	489,237
Amounts due from reinsurers	(976,536)	(80,033)
Policy and contract liabilities	5,941,236	2,862,232
Accounts payable and accrued expenses	4,895,632	(618,454)
Long term notes payable	—	187,500
Deferred stock option compensation expense	35,295	—
Taxes, other than federal income taxes	64,475	(12,411)
Funds held in suspense	294,608	(793,848)
Liability for benefits for employees and agents	264,018	100,086
Other liabilities	33,151	9,415
Net cash provided by operating activities	7,379,099	1,643,492
Investing activities
Securities available for sale:
Sales	6,348,493	14,752,142
Maturities, calls and redemptions	2,343,827	42,279,225
Purchases	(17,443,525)	(135,853,363)
Repayments of mortgage loans	1,801,032	2,020,339
Mortgage loans originated	(692,951)	—
Increase in policy loans, net	57,705	128,085
Sale of real estate and property and equipment	—	85,564
Purchases of real estate, property and equipment	(138,167)	(527,089)
Net cash (used in) investing activities	(7,723,586)	(77,115,097)

Net (decrease) in cash and cash equivalents	(344,487)	(75,471,605)
Cash and cash equivalents at beginning of period	7,204,805	117,400,156
Cash and cash equivalents at end of period	$6,860,318	$41,928,551
Supplemental disclosures of cash flow information
Federal income taxes paid	$600,000	$—

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization, Initial Public Offering, Kanawha Acquisition and Nature of Operations

KMG America Corporation (“KMG America” or the “Company”) is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004.  KMG America commenced operations shortly before it completed its initial public offering of common stock on December 21, 2004, and its shares trade on the New York Stock Exchange under the symbol “KMA.”  Concurrently with the completion of its initial public offering, KMG America completed its acquisition of Kanawha Insurance Company (“Kanawha” or the “Predecessor”) and its subsidiaries, which are KMG America’s primary operating subsidiaries and which underwrite and sell life and health insurance products marketed primarily in the southeastern United States.

Kanawha, the primary operating subsidiary of KMG America, is licensed to issue life and accident and health insurance.  Kanawha is domiciled in South Carolina.  Kanawha has one wholly owned subsidiary, Kanawha HealthCare Solutions, Inc., a third-party administrator with operations in Lancaster and Greenville, South Carolina, and one wholly owned indirect subsidiary, Kanawha Marketing Group, Inc.

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

The Company’s sales are primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, and are marketed by an internal sales force, as well as independent agents and brokers.  Premium revenues are concentrated in the individual life and accident and health lines of business.

2.  Significant Accounting Policies

Basis of Presentation

For accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to in these Notes as the “Predecessor.”  Financial information in the following discussion that relates to the Predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the quarter ended March 31, 2004, are reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition of the Predecessor.  Financial information relating to the Company’s consolidated results of operations, cash flows and changes in shareholders’ equity for the quarter ended March 31, 2005, and the Company’s financial position as of December 31, 2004, and March 31, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the Predecessor’s acquisition.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company also submits financial statements to insurance industry regulatory authorities.  Those financial statements are prepared on the basis of statutory accounting practices (“SAP”) and are significantly different from financial statements prepared in accordance with GAAP (see Note 4).

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments are reported on the following basis:

•                    Fixed maturity securities classified as available-for-sale are stated at fair value with unrealized gains and losses reported directly in shareholders’ equity as accumulated other comprehensive income.  Fair values for fixed maturity securities are based on quoted market prices, where available.  For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

•                    Equity securities classified as available-for-sale are stated at fair value with unrealized gains and losses reported directly in shareholders’ equity as accumulated other comprehensive income.

•                    Assets supporting the deferred compensation plan are classified as trading.  Trading account assets are held for resale in anticipation of short-term market movements.  Trading account assets, consisting of mutual funds, are stated at fair value.  Gains and losses, both realized and unrealized, are included in realized gains and losses on deferred compensation investments.

•                    Mortgage loans on real estate are typically stated at unpaid balances, net of allowances for unrecoverable amounts.  However, due to the Company’s acquisition of the Predecessor, effective December 31, 2004, under GAAP purchase accounting rules, mortgage loans were recorded at fair value.  Valuation allowances for mortgage loans are established when the Company determines it is probable that it will be unable to collect all amounts (both principal and interest) due according to the contractual terms of the loan agreement.  Such allowances are based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, if foreclosure is probable, on the estimated fair value of the underlying real estate.

•                    Policy loans are stated at their unpaid balances.

•                    Interest on loans is generally recorded over the term of the loan based on the unpaid principal balance.  Accrual of interest is discontinued when either principal or interest becomes 90 days past due or when, in management’s opinion, collection of such interest is doubtful.  In addition, any previously accrued interest is reversed when the loan becomes 90 days past due.

•                    Other investments are stated at market, or the lower of cost or market, as appropriate.

•                    Amortization of premiums and accrual of discounts on investments in fixed maturity securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield.  Realized gains and losses on dispositions of securities are determined by the specific-identification method.

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

Value of Business Acquired

Value of business acquired is the value assigned to the insurance in force of acquired insurance companies or blocks of insurance business at the date of acquisition.

The amortization of value of business acquired is recognized using amortization schedules established at the time of the acquisitions based upon expected annual premium.  Certain of these amortization schedules include actual to expected adjustments to reflect actual experience as it emerges.  The value of business acquired for premium paying policies is amortized in proportion to future expected premiums.  The value of business acquired for policies paid up as of the acquisition date is amortized in proportion to expected future earnings.

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

Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are associated with earned premiums so as to recognize profits over the premium-paying period.  This association is accomplished by recognizing the liabilities for insurance reserves on a net level premium method based on assumptions deemed appropriate at the date of issue as to future investment yield, mortality, morbidity, withdrawals and maintenance expenses, and including margins for adverse deviations.  Interest assumptions are based on interest rate levels and expectations at the time policies are sold.  Mortality, morbidity and withdrawal assumptions are based on recognized actuarial tables or the Predecessor’s experience, as appropriate.  Life reserves are calculated using mean reserve factors.  Accident and health reserves are calculated using mid-terminal reserve factors.  Benefit reserves for investment products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

The Predecessor’s benefit reserves, net of related reinsurance recoverable, at December 31, 2004, were adjusted to reflect the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  The valuation interest rate assumptions were generally lowered to reflect the current and expected interest rate environment at the time the acquisition closed.  This change resulted in an increase in benefit reserves.  Valuation assumptions for mortality, morbidity and withdrawal were changed to reflect current expectations, which resulted in an increase in benefit reserves.  Finally, the valuation assumptions for future premium rates on long term care coverage were increased to account for implemented and expected rate increases.  These changes reduced benefit reserves for this coverage.

Loss recognition testing of the Company’s policy benefit reserves is performed annually.  This testing involves a comparison of the Company’s actual net liability position (all liabilities less deferred acquisition costs, or DAC) to the present value of future liabilities calculated using then-current assumptions.  These assumptions are based on the Company’s best estimate of future experience.  To the extent a premium deficiency exists, it would be recognized immediately by a charge to the statement of income and a corresponding reduction in DAC.  Any additional deficiency would be recognized as a premium deficiency reserve.  Historically, loss recognition testing has not resulted in an adjustment to DAC or reserves.  These adjustments would occur only if economic, mortality and/or morbidity conditions significantly deviated from the underlying assumptions.

Stock-Based Compensation

The Company has adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”).  As permitted by the provisions of this Statement, the Predecessor accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.

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

The following is a reconciliation of reported net income and pro forma information as if the Company and the Predecessor had adopted SFAS 123 for its employee and director stock option awards for the quarterly periods presented:

	Predecessor	KMG America Corporation
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005
Net income as reported	$90,893	$1,019,998
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23,295	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(28,397)	(165,610)
Pro forma net income available to common stockholders	$85,791	$854,388
Net income per share-basic:
As reported	$34.78	$0.05
Pro forma	$32.83	$0.04
Net income per share-diluted:
As reported	$31.39	$0.05
Pro forma	$29.62	$0.04

Recently Issued Accounting Standards

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

In December 2004, the FASB enacted SFAS No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), Share-Based Payment, which replaces SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123 (revised 2004) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income.  The accounting provisions of SFAS 123 (revised 2004) are effective for reporting periods beginning after January 1, 2006.  The Company is required to adopt SFAS 123 (revised 2004) in the first quarter of 2006.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  Although the Company has not yet determined whether the adoption of SFAS 123 (revised 2004) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123 (revised 2004) and expects the adoption to have an impact on its consolidated statements of income and net income per share that is substantially similar to the current pro forma disclosure under SFAS 123.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at March 31, 2005:
Fixed maturity securities	$488,127,072	$669,869	$7,390,090	$481,406,851
Equity securities	36,000	—	—	36,000
Securities available for sale	$488,163,072	$669,869	$7,390,090	$481,442,851

4.  Statutory Financial Information

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies.  In addition, state regulators may permit statutory accounting practices that differ from prescribed practices.  The Company does not have any accounting practices that differ from prescribed statutory accounting practices.

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

5.  Employee Benefits

As of the dates indicated, the net periodic retirement benefit cost of the Company’s defined benefit pension plan for the quarters presented included the following components:

	Predecessor	KMG America
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005
Components of net periodic benefit cost:
Service cost	$206,269	$227,579
Interest cost	200,513	228,171
Expected return on plan assets	(131,529)	(207,384)
Amortization of transition liability	4,343	4,343
Recognized net actuarial loss	51,913	42,608

Net periodic benefit cost	$331,509	$295,317

The Company expects that its aggregate contributions to its defined benefit pension plan will be between $0 and $850,000 in 2005.  No contributions were made during the quarter ended March 31, 2005.

In the quarter ended March 31, 2005, the Company granted options to purchase an aggregate of 82,250 shares of its common stock.  The options vest in four equal annual installments beginning on the first anniversary of the date of grant.  Subject to certain conditions set forth in the option agreements, options are exercisable upon vesting until the tenth anniversary of the date of grant.

6.  Comprehensive Income (Loss)

Total comprehensive income (loss) for the quarters ended March 31, 2004 and 2005 was $7,666,992 and $(3,348,146), respectively.  The difference between comprehensive income and net income for these periods was unrealized gains (losses) of $7,576,099 and $(4,368,144), respectively.

7.  Commitments and Contingencies

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

8.  Business Segments

The Company has five reportable segments that are differentiated by their respective methods of distribution and the nature of the related products: worksite insurance business, senior market insurance business, third party administration business, acquired business and corporate and other.  Management makes decisions regarding the Company’s business based on these segment classifications.  No segments have been aggregated other than including the marketing business in the corporate and other segment.

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

The following represents a summary of the Company’s and the Predecessor’s statements of income and asset composition by reportable segment.  The financial statement information of the Predecessor for the quarter ended March 31, 2004, is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition of the Predecessor, while the Company’s financial statement information for the quarter ended March 31, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.

	Predecessor	KMG America Corporation
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005
Worksite Insurance Business
Insurance premiums	$14,024,664	$14,658,027
Net investment income	1,404,387	1,781,787
Commissions and fees	—	—
Net realized gains	—	—
Other income	130,195	49,437
Total revenues	15,559,246	16,489,251
Policyholder benefits	11,530,192	10,890,125
Commissions	872,747	1,077,650
Expenses, taxes, fees and depreciation	2,297,522	3,555,616
Amortization of DAC	1,221,886	820,006
Total benefits and expenses	15,922,347	16,343,397
(Loss) income before Federal income tax	$(363,101)	$145,854

Total assets	$152,155,353	$168,714,162

	Predecessor	KMG America Corporation
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005

Senior Market Insurance Business
Insurance premiums	$10,323,112	$10,601,060
Net investment income	781,628	1,011,456
Commissions and fees	—	—
Net realized gains	—	—
Other income	495,612	657,362
Total revenues	11,600,352	12,269,878
Policyholder benefits	8,924,411	8,344,925
Commissions	1,364,714	1,489,165
Expenses, taxes, fees and depreciation	544,374	1,139,320
Amortization of DAC	179,571	370,438
Total benefits and expenses	11,013,070	11,343,848
Income before Federal income tax	$587,282	$926,030

Total assets	$125,540,938	$168,485,632

Third-Party Administration Business
Insurance premiums	$—	$—
Net investment income	—	—
Commissions and fees	3,346,267	3,483,387
Net realized gains	—	—
Other income	626	862
Total revenues	3,346,893	3,484,249
Policyholder benefits	—	—
Commissions	—	—
Expenses, taxes, fees and depreciation	2,934,886	3,206,326
Amortization of DAC	—	—
Total benefits and expenses	2,934,886	3,206,326
Income before Federal income tax	$412,007	$277,923

Total assets	$7,170,994	$8,406,380

Acquired Business
Insurance premiums	$990,003	$938,473
Net investment income	2,212,046	2,062,616
Commissions and fees	—	—
Net realized gains	—	—
Other income	25,354	13,381
Total revenues	3,227,403	3,014,470
Policyholder benefits	2,085,986	1,194,784
Commissions	107,089	99,352
Expenses, taxes, fees and depreciation	686,250	704,629
Amortization of DAC	689,398	(105,289)
Total benefits and expenses	3,568,723	1,893,476
(Loss) income before Federal income tax	$(341,320)	$1,120,994
Total assets	$201,032,795	$212,187,641

	Predecessor	KMG America Corporation
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005

Corporate and Other
Insurance premiums	$—	$—
Net investment income	991,559	1,796,926
Commissions and fees	5,707	84,661
Net realized gains	215,292	27,580
Other income	95,506	70,605
Total revenues	1,308,064	1,979,772
Policyholder benefits	—	—
Commissions	—	—
Expenses, taxes, fees and depreciation	1,465,215	2,869,622
Amortization of DAC	—	—
Total benefits and expenses	1,465,215	2,869,622
(Loss) before Federal income tax	$(157,151)	$(889,850)

Total assets	$223,488,791	$210,366,003

Total Company
Insurance premiums	$25,337,779	$26,197,560
Net investment income	5,389,620	6,652,785
Commissions and fees	3,351,974	3,568,048
Net realized gains	215,292	27,580
Other income	747,293	791,647
Total revenues	35,041,958	37,237,620
Policyholder benefits	22,540,589	20,429,834
Commissions	2,344,550	2,666,167
Expenses, taxes, fees and depreciation	7,928,247	11,475,513
Amortization of DAC	2,090,855	1,085,155
Total benefits and expenses	34,904,241	35,656,669
Income before Federal income tax	$137,717	$1,580,951

Total assets	$709,388,871	$768,159,818

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004.  We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.”  Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha Insurance Company (“Kanawha”) and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products marketed primarily in the southeastern United States.  For GAAP accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to herein as our “predecessor.”  Financial information in the following discussion that relates to our predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the quarter ended March 31, 2004, are reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition.  Financial information relating to our consolidated results of operations, cash flows and changes in shareholders’ equity for the quarter ended March 31, 2005, and our financial position as of December 31, 2004, and March 31, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.  Our operations are conducted in the five following business segments.

Worksite insurance business.  Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees in the southeastern United States.  The primary insurance products that we underwrite include: life insurance; short-term disability insurance; dental insurance; indemnity health insurance; and critical illness insurance.  For the quarter ended March 31, 2005, our worksite insurance business reported premiums, commissions and fees, excluding intercompany payments, of $14.7 million, which accounted for 49.3% of our premiums, commissions and fees, excluding intercompany payments in that period.  Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products.  In December 2004, we opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb.  During 2005, we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; New York, New York; Atlanta, Georgia; Dallas, Texas; and Cleveland, Ohio.  We expect to open additional regional sales offices later in 2005 and thereafter.  We have begun and expect to continue to add and train additional sales and support staff and marketing personnel at these facilities, and will recognize the costs associated with these additions before we recognize revenues resulting from new sales activity.  Consequently, we expect negative cash flow and operating losses in the short term.  We expect cash flows from our new sales and marketing organization to be positive by 2006 but we cannot assure you that this will occur.

Senior market insurance business.  Our senior market insurance business is a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals.  The primary insurance products that this business offers include long-term care insurance that we underwrite and Medicare supplement insurance underwritten by another carrier.  For the quarter ended March 31, 2005, our senior market insurance business reported premiums, commissions and fees, excluding intercompany payments, of $10.6 million, which accounted for 35.6% of our premiums, commissions and fees, excluding intercompany payments, in that period.  While growing this business is not a primary component of our business strategy, we intend to operate this business efficiently and may consider expanding its geographic target market.

Third-party administration business.  Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services.  This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business.  Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans.  For the quarter ended March 31, 2005, our third-party administration business reported commissions and fees, excluding intercompany payments, of $3.5 million, which accounted for 11.7% of our premiums, commissions and fees, excluding intercompany payments, in that period.  Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business.  In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide.  It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

Acquired business.  In addition, we have retained our predecessor’s closed block of life and health business reported in the acquired business segment.  While acquisitions of books of business from other insurance carriers is not one of our principal growth strategies, we will consider making acquisitions on an opportunistic basis if we can complete the acquisitions on favorable financial terms that we expect to be generally accretive to earnings per share and return on equity while maintaining our financial strength ratings.

Corporate and other.  We have also retained our predecessor’s investment and marketing activities reported in the corporate and other segment.  We expect to realize earnings from our investment portfolio.  Insurance companies in both the life and health and property and casualty insurance industries earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid-out under the policy.  Volatility in the capital markets, changes in interest rates and changes in economic conditions can all impact the amount of earnings that we will realize from our investment portfolio.

Results of Operations

Consolidated Overview

The following table presents historical consolidated financial information for the quarter ended March 31, 2004, for our predecessor, and consolidated financial information for the quarter ended March 31, 2005, for KMG America.

	Predecessor	KMG America
	Quarter Ended March 31, 2004	Quarter Ended March 31, 2005
	(dollars in thousands)
Revenues:
Insurance premiums	$25,337.8	$26,197.6
Net investment income(1)	5,389.6	6,652.8
Commission and fees	3,352.0	3,568.0
Net realized gains	215.3	27.6
Other income	747.3	791.6
Total revenues	35,042.0	37,237.6

Benefits and expenses:
Policyholder benefits	22,540.6	20,429.8
Commissions	2,344.6	2,666.2
General expenses	6,095.3	9,459.5
Taxes, licenses and fees	1,129.5	1,319.9
Depreciation and amortization	703.4	696.1
Amortization of DAC	2,090.9	1,085.1
Total benefits and expenses	34,904.3	35,656.6

Income before income taxes	137.7	1,581.0
Provision for income taxes	(46.8)	(561.0)

Net income	$90.9	$1,020.0

Benefits to premiums ratio(2)	89.0%	78.0%

(1)                                 Net investment income for the three months ended March 31, 2004, was negatively impacted by a $1.6 million incentive payment to one of Kanawha’s outside investment managers at the conclusion of the contract period.  There are no other incentive arrangements of this type in force, and this contract was terminated upon the closing of our acquisition of Kanawha.

(2)                                 The benefits to premiums ratio is equal to policyholder benefits (equal to incurred claims plus increases in policyholder active life reserves) divided by insurance premiums.

Consolidated Results of Operations by Business Segment

Note 8., Business Segments, of the Notes to Consolidated Financial Statements included in this report, which includes a summary of our and our predecessor’s statements of income and asset composition by reportable segment, is incorporated herein by reference.

Quarter Ended March 31, 2005, Compared to Quarter Ended March 31, 2004

Financial Results Overview

Net income for the quarter ended March 31, 2005, increased $0.9 million, or 900.0%, to $1.0 million from net income of $0.1 million for the quarter ended March 31, 2004.  The increase in net income was primarily due to increases in premiums and net investment income combined with decreases in policyholder benefits, partially offset by an increase in general expenses, all of which are described in greater detail below.

Revenues

Total revenues for the quarter ended March 31, 2005, increased $2.2 million, or 6.3%, to $37.2 million from total revenues of $35.0 million for the quarter ended March 31, 2004.  The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the quarter ended March 31, 2004				For the quarter ended March 31, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$3.2	$1.5	$—	$4.7	$3.8	$0.5	$—	$4.3	$0.6	$(1.0)	$—	$(0.4)
Renewal	11.2	12.2	—	23.4	11.4	13.5	—	24.9	0.2	1.3	—	1.5
Total	14.4	13.7	—	28.1	15.2	14.0	—	29.2	0.8	0.3	—	1.1
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	1.0	1.0	—	—	0.9	0.9	—	—	(0.1)	(0.1)
Total	—	—	1.0	1.0	—	—	0.9	0.9	—	—	(0.1)	(0.1)
Ceded
New	(0.2)	(0.9)	—	(1.1)	(0.3)	(0.3)	—	(0.6)	(0.1)	0.6	—	0.5
Renewal	(0.2)	(2.5)	—	(2.7)	(0.2)	(3.1)	—	(3.3)	—	(0.6)	—	(0.6)
Total	(0.4)	(3.4)	—	(3.8)	(0.5)	(3.4)	—	(3.9)	(0.1)	—	—	(0.1)
Net
New	3.0	0.6	—	3.6	3.5	0.2	—	3.7	0.5	(0.4)	—	0.1
Renewal	11.0	9.7	1.0	21.7	11.2	10.4	0.9	22.5	0.2	0.7	(0.1)	0.8
Total	14.0	10.3	1.0	25.3	14.7	10.6	0.9	26.2	0.7	0.3	(0.1)	0.9

Worksite net new premiums increased $0.5 million, or 16.7%, to $3.5 million for the quarter ended March 31, 2005, from $3.0 million for the quarter ended March 31, 2004, due to increased sales volumes. New sales increased $0.9 million, or 40.9%, to $3.1 million for the quarter ended March 31, 2005, from $2.2 million for the quarter ended March 31, 2004.  Net renewal premiums increased $0.2 million, or 1.8%, due to the increased amount of insurance in force created by prior year sales.

Senior market net new premiums, composed of long term care policies, decreased $0.4 million, or 66.7%, to $0.2 million for the quarter ended March 31, 2005, from $0.6 million for the quarter ended March 31, 2004 due to decreased sales volumes.  New sales decreased $0.9 million, or 69.2%, to $0.4 million for the quarter ended March

31, 2005, from $1.3 million for the quarter ended March 31, 2004.  A sales decline that began in mid-2003, resulting from the discontinuance of an older product and the introduction of a new product with significantly higher premiums, continued into 2005.  Net renewal premiums increased $0.7 million, or 7.2%, due to the increased amount of insurance in force created by prior year sales.  This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.

Acquired business premiums decreased $0.1 million, or 10.0%, to $0.9 million for the quarter ended March 31, 2005, from $1.0 million for the quarter ended March 31, 2004.  We and our predecessor have not acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $1.3 million, or 24.1%, to $6.7 million for the quarter ended March 31, 2005, from $5.4 million for the quarter ended March 31, 2004.  Net investment income for the quarter ended March 31, 2004, was negatively impacted by a non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers at the conclusion of the contract period.  Excluding this item, net investment income for the quarter ended March 31, 2005, decreased by $0.3 million from the quarter ended March 31, 2004.  Net investment income is primarily affected by changes in levels of invested assets and interest rates.  The decline in investment income for the quarter ended March 31, 2005, occurred despite an increase in total cash and investments of $69.3 million, or 13.8%, to $572.6 million as of March 31, 2005, from $503.3 million as of March 31, 2004.  Invested assets increased by $69.6 million or 15.1%, to $530.7 million as of March 31, 2005, from $461.1 million as of December 31, 2004, reflecting the investment of cash generated by 2004 asset sales and our initial public offering.  Generally, the increase in cash and invested assets was due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 4.60% for the quarter ended March 31, 2005, compared to an average yield of 5.95% for the quarter ended March 31, 2004, excluding the effects of the non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers.  This decline resulted from lower interest rates combined with the significantly larger amount of assets held in cash during the quarter ended March 31, 2005.  The incentive payment made in 2004 was charged directly to the corporate and other segment, while all other net investment income is allocated to our various business segments on a pro rata basis based on the invested assets attributed to the business segment.

In conjunction with the application of GAAP purchase accounting requirements, assets attributed to the worksite insurance business, the senior insurance business and the acquired business all increased significantly, as evidenced by a comparison of segment assets in the segment tables shown in Note 8., Business Segments, from March 31, 2004, to March 31, 2005.

Commission and Fee Income

Commission and fee income increased $0.2 million, or 5.9%, to $3.6 million for the quarter ended March 31, 2005, from $3.4 million for the quarter ended March 31, 2004.  Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments.  The net realized investment gain for the quarter ended March 31, 2005, decreased by $0.2 million to $0.0 million, from $0.2 million for the quarter ended March 31, 2004.  The net gain realized on fixed maturity securities for the quarter ended March 31, 2005, totaled $0.0 million compared to a net gain realized on fixed maturity securities of $0.2 million for the quarter ended March 31, 2004.  There were no net gains realized on equity securities for the quarters ended March 31, 2004, and March 31, 2005.  Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.1 million, or 14.3%, to $0.8 million for the quarter ended March 31, 2005, from $0.7 million for the quarter ended March 31, 2004, reflecting increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $0.8 million, or 2.3%, to $35.7 million for the quarter ended March 31, 2005, from $34.9 million for the quarter ended March 31, 2004.  The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Policyholder benefits decreased $2.1 million, or 9.3%, to $20.4 million for the quarter ended March 31, 2005, from $22.5 million for the quarter ended March 31, 2004.  This produced a benefits to premium ratio of 78.0% for the quarter ended March 31, 2005, compared to 89.0% for the quarter ended March 31, 2004.  The benefits to premium ratio declined primarily as a result of the GAAP purchase accounting adjustments described in the next three paragraphs.

Worksite marketing policyholder benefits decreased $0.6 million, or 5.2%, to $10.9 million for the quarter ended March 31, 2005, from $11.5 million for the quarter ended March 31, 2004.  This produced benefits to premium ratios of 74.3% for the quarter ended March 31, 2005, compared to 82.2% for the quarter ended March 31, 2004.  In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004.  This adjustment produced increased reserve balances, which should result in smaller reserve increases in the future.  The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves.

Senior market policyholder benefits decreased $0.6 million, or 6.7%, to $8.3 million for the quarter ended March 31, 2005, from $8.9 million for the quarter ended March 31, 2004.  This produced benefits to premium ratios of 78.7% for the quarter ended March 31, 2005, compared to 86.5% for the quarter ended March 31, 2004.  In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004.  This adjustment produced increased reserve balances, which should result in smaller reserve increases in the future.  The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves, partially offset by an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claims reserves.

Acquired business policyholder benefits decreased $0.9 million, or 42.9%, to $1.2 million for the quarter ended March 31, 2005, from $2.1 million for the quarter ended March 31, 2004.  This produced benefits to premium ratios of 127.3% for the quarter ended March 31, 2005, compared to 210.7% for the quarter ended March 31, 2004.  These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves.  In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004.  This adjustment produced increased reserve balances, which should result in smaller reserve increases going forward.  The benefits to premium ratio decreased as a result of this reduction in the increase in policy and contract reserves as well as a reduction in benefits incurred during the quarter on a block of insurance policies acquired from Metropolitan Life Insurance Company.

Insurance Commissions

Commission expenses increased $0.4 million, or 17.4%, to $2.7 million for the quarter ended March 31, 2005, from $2.3 million for the quarter ended March 31, 2004.  This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred.

General Insurance Expenses

General insurance expenses increased $3.4 million, or 55.7%, to $9.5 million for the quarter ended March 31, 2005, from $6.1 million for the quarter ended March 31, 2004.  General insurance expenses for the quarter ended March 31, 2005, include approximately $2.5 million of incremental costs associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel, occupancy costs, infrastructure development, back-office expenses, director and officer and related types of insurance coverage, and costs associated with being a public company.  Additionally, expenses for the quarters ended March 31, 2005 and 2004, include approximately $0.6 million and $0.2 million, respectively, of costs to develop our worksite marketing business.  Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.2 million, or 18.2%, to $1.3 million for the quarter ended March 31, 2005, from $1.1 million for the quarter ended March 31, 2004.  Employment taxes related to additional staffing are the primary driver of this increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies.  The total deferrals of policy acquisition costs were $3.4 million and $3.8 million for the quarters ended March 31, 2005 and 2004, respectively.  The decrease in deferrals was primarily due to the decrease in net new long-term care premiums in the senior market.

Our predecessor assigned a value to the insurance in force of acquired companies or blocks of insurance business at the date of acquisition.  No companies or blocks of business were acquired in the quarters ended March 31, 2005 or 2004.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) decreased $1.0 million, or 47.6%, to $1.1 million for the quarter ended March 31, 2005, from $2.1 million for the quarter ended March 31, 2004.  In accordance with GAAP purchase accounting requirements, our predecessor’s DAC and VOBA were eliminated, and a new VOBA was established for the value of the in-force business as of December 31, 2004.  This adjustment resulted in decreased DAC and VOBA balances, which cause smaller amortization charges going forward, as evidenced by the $1.0 million amortization decrease in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

Liquidity and Capital Resources

KMG America is a holding company and had minimal operations of its own prior to the completion of its initial public offering and the Kanawha acquisition.  KMG America’s assets consist primarily of the capital stock of Kanawha and its other non-insurance subsidiaries.  Accordingly, KMG America’s cash flows depend upon the availability of dividends and other statutorily permissible payments, such as payments under tax allocation agreements and under management agreements, from Kanawha.  Kanawha’s ability to pay dividends and to make other payments is limited primarily by applicable laws and regulations of South Carolina, the state in which Kanawha is domiciled, which subjects insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that Kanawha, KMG America’s insurance subsidiary, comply with minimum solvency and capital requirements and limit the amount of dividends it can pay to the holding company.  Solvency regulations, capital requirements, types of insurance offered and rating agency status are some of the factors used in determining the amount of capital available for dividends.  In general, South Carolina will permit annual dividends from insurance operations equal to the greater of (1) the most recent calendar year’s statutory net income or (2) 10% of total capital and surplus of the insurance operations at the end of the previous calendar year, provided that the dividend payment does not exceed earned surplus, in which case further limitations apply.

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

We anticipate that these costs will be offset over time by increased sales production resulting from hiring additional sales personnel and increased cross-selling, as well as efficiencies resulting from greater scale.  However, during 2005, we do not expect that the anticipated costs described above to implement our business strategy will be offset by incremental revenues, resulting in an aggregate net use of cash in 2005.  As of March 31, 2005, we had disbursed approximately $2.3 million of those costs, net of investment income.  We expect that net incremental cash flows resulting from the increased sales production and efficiencies anticipated from our new business strategy will be positive after 2005 but can provide no assurance that this will occur.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels.  Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our predecessor’s and our net cash flows in the indicated periods:

	Predecessor	KMG America
	For The Quarter Ended March 31,
Net cash provided by (used in):	2004	2005
	(dollars in thousands)
Operating activities	$7,379.1	$1,643.5
Investing activities	(7,723.6)	(77,115.1)
Financing activities	0.0	0.0
Net change in cash	$(344.5)	$(75,471.6)

Cash Flows for the Quarters Ended March 31, 2004 and 2005.  In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums.  Policy and contract liabilities increase when premiums collected are retained to establish policy reserves.  The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

Other changes in cash flows for the quarters ended March 31, 2004 and March 31, 2005, are as follows:

We held approximately $117.4 million in cash at December 31, 2004, primarily consisting of cash proceeds from sales and maturities of our invested assets and from our initial public offering of common stock.  We invested a significant portion of this cash in the first quarter of 2005, resulting in the net cash outflow from investing activities of $77.1 million for the quarter ended March 31, 2005.

Other assets increased by $0.7 million in the quarter ended March 31, 2004, primarily as a result of third party administration receivables that were not collected until the second quarter of 2004.  Other assets decreased by $0.5 million in the quarter ended March 31, 2005, primarily as a result of the receipt of $1.5 million of securities trade receivables as of December 31, 2004, partially offset by the prepayment of $0.9 million of expenses related to annual insurance premiums.

Accounts payable and accrued expenses increased by $4.9 million in the quarter ended March 31, 2004, primarily due to increases in reinsurance settlements due related to the acquired business.  These balances decreased by $0.6 million in the quarter ended March 31, 2005, representing normal fluctuations.

As a function of our third party administration business, we manage insurance funds for our clients.  These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Investments

The following table summarizes the unrealized gains and losses in our investment portfolio as of March 31, 2005.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at March 31, 2005:
U.S. treasury securities	$12,506,352	$16,046	$161,088	$12,361,310
U.S. government agency securities	41,474,005	41,730	602,317	40,913,418
States and political subdivision securities	14,656,007	4,945	160,800	14,500,152
Foreign bonds	81,322,239	128,383	828,557	80,622,065
Corporate bonds	170,117,829	316,901	3,558,842	166,875,888
Mortgage/asset-backed securities	163,591,809	161,564	2,014,695	161,738,678
Preferred stocks—redeemable	4,458,831	300	63,791	4,395,340
Subtotal, fixed maturity securities	488,127,072	669,869	7,390,090	481,406,851
Equity securities	36,000	—	—	36,000
Securities available for sale	$488,163,072	$669,869	$7,390,090	$481,442,851

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

Changes in individual security values are monitored on a monthly basis in order to identify potential problem credits.  In addition, pursuant to our impairment testing process, each month the portfolio holdings are reviewed with additional screening for securities whose market price is equal to 80% or less of their original purchase price.  Management then makes an assessment as to which of these securities are other than temporarily impaired.  Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost.  Each month the watch list is distributed to our investment committee and the outside investment managers, and discussions are held as needed in order to make any impairment decisions.  Each quarter any security deemed to have been other than temporarily impaired is written down to its then current market value, with the amount of the write-down reflected in the statement of income for that quarter.  Previously impaired issues are also monitored monthly, with additional write-downs taken quarterly if necessary.

The substantial majority of our unrealized losses at March 31, 2005, can be attributed to increases in interest rates that caused the value of the fixed income securities in our investment portfolio to decrease.  At March 31, 2005, all securities in an unrealized loss position had been in a continuous loss position for less than six months.

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this report have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reporting amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs and value of business acquired, and the provision for income taxes.  The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance.  These estimates have a material effect on our results of operations and financial condition.  For more information about our critical accounting policies, please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect,” and words or phrases of similar import.  Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; fluctuations in demand; possible recessionary trends in the United States economy; governmental policies and regulations; interest rates; risks disclosed in Exhibit 99.01 to our Annual Report of Form 10-K for the year ended December 31, 2004; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.                             CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005.  Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS.

The disclosure made in the first two paragraphs of Note 7., Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discuss certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In our initial public offering, we issued 21,735,000 shares of common stock, par value $0.01 per share, pursuant to registration statement no. 333-117911, which was declared effective by the Securities and Exchange Commission on December 14, 2004.  The net proceeds from the initial public offering, after deducting the underwriting discount and offering expenses payable by us, were approximately $188.0 million.  From December 14, 2004, through and including March 31, 2005, we applied the net proceeds of the offering as follows:

•                  $130.0 million of the net proceeds was used to fund the cash portion of the purchase price to acquire all of the outstanding common stock of Kanawha, and approximately $0.8 million of the net proceeds was used to pay our fees and expenses incurred in connection with the Kanawha acquisition.

•                  Approximately $2.3 million of the net proceeds was used to fund negative cash flow associated with initial start-up costs and other expenditures, including expenditures to open our principle executive offices in Minneapolis, Minnesota and regional sales offices in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities.

•                  The remaining net proceeds, approximately $54.9 million, was invested in short- and long-term, fixed maturity, interest bearing investments to be used for working capital needs and other general corporate purposes, including, among other things, (i) to fund additional start-up costs and other expenditures, including opening additional facilities in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities and (ii) to maintain the required capital of Kanawha, our insurance subsidiary, at the level necessary to achieve our desired rating agency financial strength ratings and to comply with applicable regulatory requirements as we grow our insurance business.

ITEM 6.                              EXHIBITS.

(a)                                 Exhibits:

10.01                   Lease Agreement, dated February 2, 2005, between KMG America Corporation and Metropolitan Life Insurance Company in respect of KMG America Corporation’s principal executive offices located in Minnetonka, Minnesota (incorporated by reference from Exhibit 10.12 attached to KMG America Corporation’s Annual Report on Form 10-K (File No. 001-32377)).

10.02                  Employment Agreement, dated as of March 21, 2005, between KMG America Corporation and James E. Nelson.

31.01                   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02                   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01                   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02                   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KMG AMERICA CORPORATION
(Registrant)

Date: May 16, 2005	By:	/s/ Scott H. DeLong III
Name: Scott H. DeLong III
Title: Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: May 16, 2005	By:	/s/ Robert E. Matthews
Name: Robert E. Matthews
Title: Executive Vice President, Chief Financial Officer &
Treasurer of Kanawha Insurance Company
(Principal Accounting Officer)