Form 10-Q
period 2005-06-30
KMG America CORP
filed 2005-08-15
CIK 1299210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

As of June 30, 2005, the number of shares of Common Stock outstanding was 22,071,641.

KMG AMERICA CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

i

PART I

FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(Unaudited)
Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $409,613,186 and $520,494,998 as of December 31, 2004, and June 30, 2005, respectively)	$409,613,186	$528,039,933
Equity securities available for sale, at fair value (cost of $36,000 and $36,000 as of December 31, 2004, and June 30, 2005, respectively)	36,000	13,000
Mortgage loans	23,678,639	19,016,908
Policy loans	22,620,801	22,002,765
Other investments	5,192,525	5,163,333
Total investments	461,141,151	574,235,939

Cash and cash equivalents	117,400,156	15,092,487
Reinsurance balances recoverable	71,354,798	73,468,891
Accrued investment income	4,912,216	5,804,708
Real estate and equipment	9,701,754	9,837,105
Federal income tax recoverable	4,239,906	5,505,704
Deferred income tax asset	236,319	1,329,982
Amounts due from reinsurers	1,940,903	1,513,618
Deferred policy acquisition costs	—	6,357,325
Value of business acquired	74,481,295	73,101,475
Other assets	24,642,833	23,282,519
Total assets	$770,051,331	$789,529,753

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(Unaudited)
Liabilities and shareholders’ equity

Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$309,940,285	$303,479,751
Accident and health reserves	200,801,846	213,644,376
Policy and contract claims	9,343,512	9,376,996
Other policyholder liabilities	10,829,794	11,092,367
Total policy and contract liabilities	530,915,437	537,593,490

Accounts payable and accrued expenses	18,794,922	19,266,164
Taxes, other than federal income taxes	528,262	417,074
Deferred income taxes	6,502,042	12,230,129
Liability for benefits for employees and agents	4,158,418	4,627,493
Funds held in suspense	4,724,004	3,675,264
Long term notes payable	15,000,000	15,000,000
Interest payable on long term notes	22,603	397,603
Other liabilities	1,617,778	1,912,204
Total liabilities	582,263,466	595,119,421

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,071,641 shares issued	220,716	220,716
Paid-in capital	187,742,702	187,742,702
Retained earnings	(175,553)	1,557,656
Accumulated other comprehensive (gain)	—	4,889,258
Total shareholders’ equity	187,787,865	194,410,332
Total liabilities and shareholders’ equity	$770,051,331	$789,529,753

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Predecessor	KMG America Corporation	Predecessor	KMG America Corporation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Revenue:
Insurance premiums	$26,649,086	$26,816,789	$51,986,865	$53,014,349
Net investment income	6,930,907	6,800,767	12,320,527	13,453,552
Commission and fee income	3,484,216	3,670,691	6,836,190	7,238,739
Realized investment gains	1,512,811	18,382	1,728,103	45,962
Other income	710,183	978,330	1,457,476	1,769,977
Total revenues	39,287,203	38,284,959	74,329,161	75,522,579

Benefits and expenses:
Policyholder benefits	24,006,648	20,645,910	46,547,237	41,075,744
Insurance commissions, net of deferrals	2,434,619	2,376,158	4,779,169	5,042,325
General insurance expenses, net of deferrals	6,334,907	11,245,804	12,430,214	20,705,339
Insurance taxes, licenses and fees	1,179,113	1,130,309	2,308,627	2,450,226
Depreciation	714,904	728,223	1,418,330	1,424,284
Amortization of deferred policy acquisition costs and value of business acquired	2,264,904	1,214,349	4,355,759	2,299,504
Total benefits and expenses	36,935,095	37,340,753	71,839,336	72,997,422

Income before income taxes	2,352,108	944,206	2,489,825	2,525,157
Provision for income taxes	(719,217)	(230,995)	(766,041)	(791,948)
Net income	$1,632,891	$713,211	$1,723,784	$1,733,209
Net income per share:
Basic	$624.95	$0.03	$659.74	$0.08
Diluted	$565.30	$0.03	$596.77	$0.08
Weighted-average shares outstanding:
Basic	2,612.83	22,071,641	2,612.83	22,071,641
Diluted	2,888.53	22,071,641	2,888.53	22,106,419

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Predecessor	KMG America Corporation
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005

Operating activities
Net income	$1,723,784	$1,733,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480,420	1,560,133
Policy acquisition costs deferred	(6,591,781)	(7,173,009)
Amortization of deferred policy acquisition costs and value of business acquired	4,355,759	2,299,504
Realized investment (gains), net	(1,728,103)	(45,962)
Deferred income tax expense	1,237,892	2,057,747
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(1,926,746)	(2,114,093)
Accrued investment income	(206,463)	(892,492)
Federal income tax recoverable	(100,571)	(1,265,798)
Other assets	398,376	1,360,314
Amounts due from reinsurers	277,089	427,285
Policy and contract liabilities	11,864,342	6,678,053
Accounts payable and accrued expenses	3,117,563	471,242
Interest payable on long term notes	—	375,000
Deferred stock option compensation expense	70,590	—
Taxes, other than federal income taxes	(159,758)	(111,188)
Funds held in suspense	(625,444)	(1,048,740)
Liability for benefits for employees and agents	407,453	469,075
Other liabilities	142,670	294,426
Net cash provided by operating activities	13,737,072	5,074,706
Investing activities
Securities available for sale:
Sales	23,644,932	17,650,873
Maturities, calls and redemptions	3,881,357	132,245,521
Purchases	(42,047,333)	(261,738,990)
Repayments of mortgage loans	5,292,142	4,661,731
Mortgage loans originated	(792,951)	—
(Increase) decrease in policy loans, net	(95,827)	618,036
Sale of real estate and property and equipment	—	85,564
Purchases of real estate, property and equipment	(675,083)	(745,110)
Acquisition of the Predecessor, net of cash acquired	—	(160,000)
Net cash (used in) investing activities	(10,792,763)	(107,382,375)

Net increase (decrease) in cash and cash equivalents	2,944,309	(102,307,669)
Cash and cash equivalents at beginning of period	7,204,805	117,400,156
Cash and cash equivalents at end of period	$10,149,114	$15,092,487
Supplemental disclosures of cash flow information
Federal income taxes paid	$600,000	$—

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

The Company’s primary businesses are life and health insurance risk assumption, third-party administration and medical management services.  Included in risk assumption are the Company’s product lines of individual life, annuity, supplemental health and short-term disability.  The Company announced on June 3, 2005, that it has decided to sell or otherwise dispose of its in-house agency that distributes senior market insurance products by the end of 2005 and it expects at some point not long after the sale or other disposition of the agency to cease underwriting new long-term care insurance.  The Company will retain and actively manage its existing block of in force long-term care policies.  The Company’s third-party administration and medical management businesses include a wide array of services with the primary emphasis in the offering of administrative service-only products.

The Predecessor’s marketing efforts and sales were primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina.  Since acquiring the Predecessor, the Company has begun to implement its business strategy to market its products nationwide.  While most of the Company’s sales in the first six months of 2005 were primarily in the southeastern United States, the Company expects its nationwide marketing effort to generate significant nationwide sales in the future.

2.  Significant Accounting Policies

Basis of Presentation

For accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to in these Notes as the “Predecessor.”  For financial reporting purposes, management has treated the acquisition of the Predecessor as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, to December 31, 2004, were not material to the Predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004.  Accordingly, financial information in the following discussion that relates to the Predecessor’s consolidated results of operations for the six months ended June 30, 2004 and the three months ended June 30, 2004, and cash flows and changes in shareholders’ equity for the six months ended June 30, 2004, are reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition of the Predecessor.  Financial information relating to the Company’s consolidated results of operations for the six months ended June 30, 2005 and three months ended June 30, 2005, and cash flows and changes in shareholders’ equity for the six months ended June 30, 2005, and the Company’s financial position as of December 31, 2004, and June 30, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the Predecessor’s acquisition.

The accompanying unaudited consolidated financial statements (other than the December 31, 2004, balance sheet data, which has been derived from audited financial statements) have been prepared in accordance with GAAP for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company also submits financial statements to insurance industry regulatory authorities.  Those financial statements are prepared on the basis of statutory accounting principles (“SAP”) and are significantly different from financial statements prepared in accordance with GAAP (see Note 4).

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

•                    Other investments are stated at fair value, or the lower of cost or fair value, as appropriate.

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

Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are associated with earned premiums so as to recognize profits over the premium-paying period.  This association is accomplished by recognizing the liabilities for insurance reserves on a net level premium method based on assumptions deemed appropriate at the date of issue as to future investment yield, mortality, morbidity, withdrawals and maintenance expenses, and including margins for adverse deviations.  Interest assumptions are based on interest rate levels and expectations at the time policies are sold.  Mortality, morbidity and withdrawal assumptions are based on recognized actuarial tables or the Company’s and the Predecessor’s experience, as appropriate.  Life reserves are calculated using mean reserve factors.  Accident and health reserves are calculated using mid-terminal reserve factors.  Benefit reserves for investment products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

The Predecessor’s benefit reserves, net of related reinsurance recoverable, at December 31, 2004, were adjusted to reflect the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.  The valuation interest rate assumptions were generally lowered to reflect the current and expected interest rate environment at the time the acquisition closed.  This change resulted in an increase in benefit reserves.  Valuation assumptions for mortality, morbidity and withdrawal were changed to reflect current expectations, which resulted in an increase in benefit reserves.  Finally, the valuation assumptions for future premium rates on long term care coverage were increased to account for implemented and expected rate increases.  While the assumption change for future premium rates taken alone would reduce benefit reserves for the long term care coverage, the overall impact of the changes to valuation assumptions taken together resulted in an increase in reserves for this coverage.

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

The following is a reconciliation of reported net income and pro forma information as if the Company and the Predecessor had adopted SFAS 123 for its employee and director stock option awards for the three and six month periods presented:

	Predecessor	KMG America Corporation	Predecessor	KMG America Corporation
	Three Months Ended June 30 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Net income as reported	$1,632,891	$713,211	$1,723,784	$1,733,209
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23,294	—	46,589	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(28,395)	(179,474)	(56,792)	(345,084)
Pro forma net income available to common stockholders	$1,627,790	$533,737	$1,713,581	$1,388,125
Net income per share-basic:
As reported	$624.95	$0.03	$659.74	$0.08
Pro forma	$623.00	$0.02	$655.83	$0.06
Net income per share-diluted:
As reported	$565.30	$0.03	$596.77	$0.08
Pro forma	$563.62	$0.02	$593.24	$0.06

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at June 30, 2005:
Fixed maturity securities	$520,494,998	$9,620,316	$2,075,381	$528,039,933
Equity securities	36,000	—	23,000	13,000
Securities available for sale	$520,530,998	$9,620,316	$2,098,381	$528,052,933

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

5.  Employee Benefits

The net periodic retirement benefit cost of the Company’s defined benefit pension plan for the three and six month periods presented included the following components:

	Predecessor	KMG America Corporation	Predecessor	KMG America Corporation
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005

Components of net periodic benefit cost:
Service cost	$206,269	$227,579	$412,538	$455,158
Interest cost	200,514	228,171	401,027	456,342
Expected return on plan assets	(131,528)	(207,384)	(263,057)	(414,768)
Amortization of transition liability	4,343	4,343	8,686	8,686
Recognized net actuarial loss	51,913	42,608	103,826	85,216
Net periodic benefit cost	$331,511	$295,317	$663,020	$590,634

The Company expects that its aggregate contributions to its defined benefit pension plan will be between $0 and $850,000 in 2005.  No contributions were made during the six months ended June 30, 2005.

In the three months and six months ended June 30, 2005, the Company granted options to purchase an aggregate of 74,500 and 156,750 shares of its common stock, respectively.  The options vest in four equal annual installments beginning on the first anniversary of the date of grant.  Subject to certain conditions set forth in the option agreements, options are exercisable upon vesting until the tenth anniversary of the date of grant.

6.  Comprehensive Income (Loss)

Total comprehensive income (loss) for the six month periods ended June 30, 2004 and 2005 was $(6.4) million and $6.6 million, respectively.  The difference between comprehensive income and net income for these periods was unrealized gains (losses) of $(8.1) million and $4.9 million, respectively.

Total comprehensive income (loss) for the three month periods ended June 30, 2004 and 2005 was $(14.1) million and $10.0 million, respectively.  The difference between comprehensive income and net income for these periods was unrealized gains (losses) of $(15.7) million and $9.3 million, respectively.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York, both indirect wholly-owned subsidiaries of ING America US, in the Fourth Judicial District Court in Hennepin County, Minnesota (the “Court”), against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb (the “ReliaStar Litigation”).  Messrs. Kuk, Kraemer and Moore are officers of KMG America and former employees of the plaintiffs.  Mr. Gibb is an employee of KMG America and a former employee of the plaintiffs.  The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore.  The complaint seeks injunctive relief and unspecified monetary damages.   On July 26, 2005, the plaintiffs filed a motion in the Court to amend their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants.  Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs.  The plaintiffs’ motion to amend their complaint also seeks to add claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentation and civil theft.   KMG America believes the allegations are without merit, intends to defend the action and believes that the outcome of this matter will not have a material adverse effect on its financial position or results of operations; however, defense costs may have a material adverse effect on its consolidated financial position or results of operations.

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

8.  Business Segments

The Company has five reportable segments that are differentiated by their operations and functions, including their respective methods of distributing insurance products and services and the nature of the insurance products and services they provide: worksite insurance business, senior market insurance business, third party administration business, acquired business and corporate and other.  Management makes decisions regarding the Company’s business based on these segment classifications.  No segments have been aggregated other than including the marketing business in the corporate and other segment.

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

The senior market insurance business provides individual insurance products, primarily long-term care insurance, tailored to the needs of older individuals.  In June 2005, the Company decided to exit the senior market insurance business by (1) selling its in-house agency that distributes senior market insurance products, (2) ceasing to actively underwrite long-term care insurance and (3) allowing its existing block of in force long-term care insurance policies to runoff, which is expected to occur gradually.

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

The following represents a summary of the Company’s and the Predecessor’s statements of income and asset composition by reportable segment.  The financial statement information of the Predecessor for the six months ended June 30, 2004, and the three months ended June 30, 2004, is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition of the Predecessor, while the Company’s financial statement information for the six months ended June 30, 2005 and the three months ended June 30, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.

	Predecessor	KMG America Corporation	Predecessor	KMG America Corporation
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005

Worksite Insurance Business
Insurance premiums	$14,173,108	$15,028,220	$28,197,772	$29,686,247
Net investment income	1,293,549	1,603,114	2,697,936	3,384,901
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	34,043	40,284	164,238	89,721
Total revenues	15,500,700	16,671,618	31,059,946	33,160,869
Policyholder benefits	11,604,209	10,660,526	23,134,401	21,550,651
Commissions	945,529	800,830	1,818,276	1,878,480
Expenses, taxes, fees and depreciation	2,331,493	4,197,333	4,629,015	7,752,949
Amortization of DAC	1,653,005	894,374	2,874,891	1,714,380
Total benefits and expenses	16,534,236	16,553,063	32,456,583	32,896,460
(Loss) income before Federal income tax	$(1,033,536)	$118,555	$(1,396,637)	$264,409

Total assets	$151,757,275	$167,166,152	$151,757,275	$167,166,152

	Predecessor	KMG America Corporation	Predecessor	KMG America Corporation
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005

Senior Market Insurance Business
Insurance premiums	$11,350,538	$11,127,642	$21,673,650	$21,728,702
Net investment income	1,092,060	1,137,109	1,873,688	2,148,565
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	555,784	799,210	1,051,396	1,456,572
Total revenues	12,998,382	13,063,961	24,598,734	25,333,839
Policyholder benefits	9,795,104	9,176,168	18,719,515	17,521,093
Commissions	1,378,439	1,472,196	2,743,153	2,961,361
Expenses, taxes, fees and depreciation	1,053,408	987,224	1,597,782	2,126,544
Amortization of DAC	(33,593)	425,264	145,978	795,702
Total benefits and expenses	12,193,358	12,060,852	23,206,428	23,404,700
Income before Federal income tax	$805,024	$1,003,109	$1,392,306	$1,929,139

Total assets	$134,309,795	$177,146,500	$134,309,795	$177,146,500

Third-Party Administration Business
Insurance premiums	$—	$—	$—	$—
Net investment income	—	—	—	—
Commissions and fees	3,453,263	3,582,421	6,799,530	7,065,808
Net realized gains	—	—	—	—
Other income	—	—	626	862
Total revenues	3,453,263	3,582,421	6,800,156	7,066,670
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,084,677	3,260,842	6,019,563	6,467,168
Amortization of DAC	—	—	—	—
Total benefits and expenses	3,084,677	3,260,842	6,019,563	6,467,168
Income before Federal income tax	$368,586	$321,579	$780,593	$599,502

Total assets	$7,231,988	$8,303,823	$7,231,988	$8,303,823

Acquired Business
Insurance premiums	$1,125,440	$660,927	$2,115,443	$1,599,400
Net investment income	2,315,726	1,915,773	4,527,772	3,978,389
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	24,852	18,331	50,206	31,712
Total revenues	3,466,018	2,595,031	6,693,421	5,609,501
Policyholder benefits	2,607,335	809,216	4,693,321	2,004,000
Commissions	110,651	103,132	217,740	202,484
Expenses, taxes, fees and depreciation	674,249	666,985	1,360,499	1,371,614
Amortization of DAC	645,492	(105,289)	1,334,890	(210,578)
Total benefits and expenses	4,037,727	1,474,044	7,606,450	3,367,520
(Loss) income before Federal income tax	$(571,709)	$1,120,987	$(913,029)	$2,241,981
Total assets	$201,197,904	$209,619,560	$201,197,904	$209,619,560

	Predecessor	KMG America Corporation	Predecessor	KMG America Corporation
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005

Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	2,229,572	2,144,771	3,221,131	3,941,697
Commissions and fees	30,953	88,270	36,660	172,931
Net realized gains	1,512,811	18,382	1,728,103	45,962
Other income	95,504	120,505	191,010	191,110
Total revenues	3,868,840	2,371,928	5,176,904	4,351,700
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	1,085,097	3,991,952	2,550,312	6,861,574
Amortization of DAC	—	—	—	—
Total benefits and expenses	1,085,097	3,991,952	2,550,312	6,861,574
(Loss) before Federal income tax	$2,783,743	$(1,620,024)	$2,626,592	$(2,509,874)

Total assets	$195,952,789	$227,293,718	$195,952,789	$227,293,718

Total Company
Insurance premiums	$26,649,086	$26,816,789	$51,986,865	$53,014,349
Net investment income	6,930,907	6,800,767	12,320,527	13,453,552
Commissions and fees	3,484,216	3,670,691	6,836,190	7,238,739
Net realized gains	1,512,811	18,382	1,728,103	45,962
Other income	710,183	978,330	1,457,476	1,769,977
Total revenues	39,287,203	38,284,959	74,329,161	75,522,579
Policyholder benefits	24,006,648	20,645,910	46,547,237	41,075,744
Commissions	2,434,619	2,376,158	4,779,169	5,042,325
Expenses, taxes, fees and depreciation	8,228,924	13,104,336	16,157,171	24,579,849
Amortization of DAC	2,264,904	1,214,349	4,355,759	2,299,504
Total benefits and expenses	36,935,095	37,340,753	71,839,336	72,997,422
Income before Federal income tax	$2,352,108	$944,206	$2,489,825	$2,525,157

Total assets	$690,449,751	$789,529,753	$690,449,751	$789,529,753

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004.  We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.”  Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha Insurance Company (“Kanawha”) and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products.  For GAAP accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to herein as our “predecessor.”  Financial information in the following discussion that relates to our predecessor’s consolidated results of operations for the three and six month periods ended June 30, 2004, and cash flows and changes in shareholders’ equity for the six months ended June 30, 2004, are reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition.  Financial information relating to our consolidated results of operations for the three and six month periods ended on June 30, 2005, and cash flows and changes in shareholders’ equity for the six months ended June 30, 2005, and our financial position as of December 31, 2004, and June 30, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.  Our operations are conducted in the five following business segments.

Worksite insurance business.  Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees.  The primary insurance products that we underwrite include: life insurance; short-term disability insurance; dental insurance; indemnity health insurance; and critical illness insurance.  For the six months ended June 30, 2005, our worksite insurance business reported premiums, commissions and fees, excluding intercompany payments, of $29.7 million, which accounted for 49.3% of our premiums, commissions and fees, excluding intercompany payments in that period.  Our Predecessor’s marketing efforts and sales were primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina.  Since acquiring our predecessor, we have begun to implement our business strategy to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products.  While most of our sales in the first six months of 2005 were primarily in the southeastern United States, we expect our nationwide marketing effort to generate significant nationwide sales in the future.  In December 2004, we opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb.  During 2005, we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; New York, New York; Atlanta, Georgia; Dallas, Texas; and Cleveland, Ohio.  We expect to open additional regional sales offices later in 2005 and thereafter.  We have begun and expect to continue to add and train additional sales and support staff and marketing personnel at these facilities, and will recognize the costs associated with these additions before we recognize revenues resulting from new sales activity.  Consequently, we expect negative cash flow and operating losses in the short term.  We expect cash flows from our new sales and marketing organization to be positive by 2006 but we cannot assure you that this will occur.

Senior market insurance business.  Our senior market insurance business is a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals.  The primary insurance products that this business offers include long-term care insurance that we underwrite and Medicare supplement insurance underwritten by another carrier.  For the six months ended June 30, 2005, our senior market insurance business reported premiums, commissions and fees, excluding intercompany payments, of $21.7 million, which accounted for 36.0% of our premiums, commissions and fees, excluding intercompany payments, in that period.

In June 2005, after completing an internal review of our operations and business strategies, we have decided to sell or otherwise dispose of our in-house agency that distributes senior market insurance products.  The agency consists of 16 marketing employees and has its primary operations located in Fort Myers, Florida.  We anticipate the sale or other disposition of the agency to be completed by the end of 2005.  We expect to cease underwriting long-term care insurance at some point not long after the sale or other disposition of the agency.  We expect to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability of future claims).

Significant factors that contributed to the foregoing decisions include, among others:  (1) year-to-date sales for this business are significantly lower than originally projected; and (2) the lack of strategic fit between the underwriting and distribution of long-term care products and our current strategy of focusing on worksite marketing of life and health insurance products.

The impact of this decision is not expected to have a material effect on the financial performance or condition of the Company in the short- or long-term.  In the short-term, the expected level of new sales of long-term care products was minimal compared to the expected sales of worksite products.  In the long-term, as the existing block of long-term care insurance policies runoff, the reduced premium revenue from long-term care products is expected to be more than offset by increased revenues from the Company’s core worksite marketing business.

Third-party administration business.  Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services.  This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business.  Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans.  For the six months ended June 30, 2005, our third-party administration business reported commissions and fees, excluding intercompany payments, of $7.1million, which accounted for 11.8% of our premiums, commissions and fees, excluding intercompany payments, in that period.  Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business.  In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide.  It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

Corporate and other.  We have also retained our predecessor’s investment and marketing activities reported in the corporate and other segment.  We expect to realize earnings from our investment portfolio.  Insurance companies in the life and health insurance industry earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid-out under the policy.  Volatility in the capital markets, changes in interest rates and changes in economic conditions can all impact the amount of earnings that we will realize from our investment portfolio.  Defense costs related to the ReliaStar Litigation are reported in the corporate and other segment.  We believe the outcome of this matter will not have a material adverse effect on our financial position or results of operations; however, defense costs may have a material adverse effect on our consolidated financial position or results of operations.

Results of Operations

Consolidated Overview

The following table presents historical consolidated financial information for the three and six month periods ended June 30, 2004, for our predecessor, and consolidated financial information for the three and six months periods ended June 30, 2005, for KMG America.

	Predecessor	KMG America Corporation	Predecessor	KMG America
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
			(dollars in thousands)
Revenues:
Insurance premiums	$26,649	$26,817	$51,987	$53,014
Net investment income(1)	6,931	6,801	12,321	13,454
Commission and fees	3,484	3,671	6,836	7,239
Net realized gains	1,513	18	1,728	46
Other income	710	978	1,457	1,770
Total revenues	39,287	38,285	74,329	75,523

Benefits and expenses:
Policyholder benefits	24,007	20,646	46,547	41,076
Commissions	2,434	2,376	4,779	5,042

General expenses	6,335	11,246	12,430	20,706
Taxes, licenses and fees	1,179	1,130	2,309	2,450
Depreciation and amortization	715	728	1,418	1,424
Amortization of DAC	2,265	1,215	4,356	2,300
Total benefits and expenses	36,935	37,341	71,839	72,998

Income before income taxes	2,352	944	2,490	2,525
Provision for income taxes	(719)	(231)	(766)	(792)

Net income	$1,633	$713	$1,724	$1,733

Benefits to premiums ratio(2)	90.1%	77.0%	89.5%	77.5%

(1)                                 Net investment income for the six months ended June 30, 2004, was negatively impacted by a $1.6 million incentive payment in the first quarter of 2004 to one of Kanawha’s outside investment managers at the conclusion of the contract period.  There are no other incentive arrangements of this type in force, and this contract was terminated upon the closing of our acquisition of Kanawha.

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

Three and Six Months Ended June 30, 2005, Compared to Three and Six Months Ended June 30, 2004

Due to the long term nature of insurance products, variations that relate to the six months periods will typically correspond to variations for the three months periods.  The following discussions focus primarily on the comparisons of the six months periods, with additional comments concerning the three months periods where appropriate.

Financial Results Overview

Net income for the six months ended June 30, 2005 of $1.7 million was unchanged from net income of $1.7 million for the six months ended June 30, 2004.  Contributing factors were increases in premiums and net investment income combined with decreases in policyholder benefits, partially offset by an increase in general expenses and a decrease in realized investment gains, all of which are described in greater detail below.

Net income for the three months ended June 30, 2005, decreased $0.9 million, or 56.3%, to $0.7 million from $1.6 million for the three months ended June 30, 2004.  A decrease in pre-tax realized investment gains of $1.5 million was a primary contributing factor.

Revenues

Total revenues for the six months ended June 30, 2005, increased $1.2 million, or 1.6%, to $75.5 million from total revenues of $74.3 million for the six months ended June 30, 2004.  Total revenues for the three months ended June 30, 2005, decreased $1.0 million, or 2.5% to $38.3 million from total revenues of $39.3 million for the three months ended June 30, 2004.  The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the Six Months Ended June 30, 2004				For the Six Months Ended June 30, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$6.4	$2.9	$—	$9.3	$7.8	$1.0	$—	$8.8	$1.4	$(1.9)	$—	$(0.5)
Renewal	22.7	25.0	—	47.7	22.8	27.6	—	50.4	0.1	2.6	—	2.7
Total	29.1	27.9	—	57.0	30.6	28.6	—	59.2	1.5	0.7	—	2.2
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	2.1	2.1	—	—	1.6	1.6	—	—	(0.5)	(0.5)
Total	—	—	2.1	2.1	—	—	1.6	1.6	—	—	(0.5)	(0.5)
Ceded
New	(0.4)	(1.8)	—	(2.2)	(0.4)	(0.5)	—	(0.9)	—	1.3	—	1.3
Renewal	(0.5)	(4.4)	—	(4.9)	(0.5)	(6.4)	—	(6.9)	—	(2.0)	—	(2.0)
Total	(0.9)	(6.2)	—	(7.1)	(0.9)	(6.9)	—	(7.8)	—	(0.7)	—	(0.7)
Net
New	6.0	1.1	—	7.1	7.4	0.5	—	7.9	1.4	(0.6)	—	0.8
Renewal	22.2	20.6	2.1	44.9	22.3	21.2	1.6	45.1	0.1	0.6	(0.5)	0.2
Total	28.2	21.7	2.1	52.0	29.7	21.7	1.6	53.0	1.5	—	(0.5)	1.0

Worksite net new premiums increased $1.4 million, or 23.3%, to $7.4 million for the six months ended June 30, 2005, from $6.0 million for the six months ended June 30, 2004, due to increased sales volumes.  New sales increased $1.1 million, or 21.6%, to $6.2 million for the six months ended June 30, 2005, from $5.1 million for the six months ended June 30, 2004, due to increased emphasis on this core business segment.  Net renewal premiums increased $0.1 million, or 0.5%, due to the increased amount of insurance in force created by prior year sales.  Worksite net total premiums increased $0.8 million, or 5.6%, to $15.0 million for the three months ended June 30, 2005, from $14.2 million for the three months ended June 30, 2004, which is consistent with the six months results.

Senior market net new premiums, comprised of long term care policies, decreased $0.6 million, or 54.6%, to $0.5 million for the six months ended June 30, 2005, from $1.1 million for the six months ended June 30, 2004, due to decreased sales volumes.  New sales decreased $1.4 million, or 60.9%, to $0.9 million for the six months ended June 30, 2005, from $2.3 million for the six months ended June 30, 2004, due to the continuation of a sales decline that began in mid-2003, resulting from the discontinuance of an older product and the introduction of a new product with significantly higher premiums.  Net renewal premiums increased $0.6 million, or 2.9%, due to the increased amount of insurance in force created by prior year sales.  This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.  Senior market net total premiums decreased $0.3 million, or 2.6%, to $11.1 million for the three months ended June 30, 2005, from $11.4 million for the three months ended June 30, 2004, which is consistent with the six months trends.

Acquired business premiums decreased $0.5 million, or 23.8%, to $1.6 million for the six months ended June 30, 2005, from $2.1 million for the six months ended June 30, 2004.  Acquired business premiums decreased $0.4 million, or 36.4%, to $0.7 million for the three months ended June 30, 2005, from $1.1 million for the three months ended June 30, 2004.  We and our predecessor have not acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $1.2 million, or 9.8%, to $13.5 million for the six months ended June 30, 2005, from $12.3 million for the six months ended June 30, 2004.  Net investment income for the six months ended June 30, 2004, was negatively impacted by a non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers at the conclusion of the contract period.  Excluding this item, net investment income for the six months ended June 30, 2005, decreased by $0.4 million from the six months ended June 30, 2004.  Net investment income for the three months ended June 30, 2005, decreased by $0.1 million from the three months ended June 30, 2004.  Net investment income is primarily affected by changes in levels of invested assets and interest rates.  The decline in investment income for the six months ended June 30, 2005, occurred despite an increase in total cash and investments of $103.1 million, or 21.2%, to $589.3 million as of June 30, 2005, from $486.2 million as of June 30, 2004.  Invested assets increased by $98.1 million or 20.6%, to $574.2 million as of June 30, 2005, from $476.1million as of December 31, 2004, reflecting the investment of cash generated by 2004 asset sales and our initial public offering.  Generally, the increase in cash and invested assets was due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 4.64% for the six months ended June 30, 2005, compared to an average yield of 5.90% for the six months ended June 30, 2004, excluding the effects of the non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers.  This decline resulted from lower interest rates combined with the significantly larger amount of assets held in cash during the six months ended June 30, 2005.  The incentive payment made in 2004 was charged directly to the corporate and other segment, while all other net investment income is allocated to our various business segments on a pro rata basis based on the invested assets attributed to the business segment.

In conjunction with the application of GAAP purchase accounting requirements, assets attributed to the worksite insurance business, the senior insurance business and the acquired business all increased significantly, as evidenced by a comparison of segment assets in the segment tables shown in Note 8., Business Segments, from June 30, 2004, to June 30, 2005.

Commission and Fee Income

Commission and fee income increased $0.4 million, or 5.9%, to $7.2 million for the six months ended June 30, 2005, from $6.8 million for the six months ended June 30, 2004.  Commission and fee income increased $0.2 million, or 5.7%, to $3.7 million for the three months ended June 30, 2005, from $3.5 million for the three months ended June 30, 2004.  Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments.  The net realized investment gain for the six months ended June 30, 2005, decreased by $1.7 million to $0.0 million, from $1.7 million for the six months ended June 30, 2004.  The net realized investment gain for the three months ended June 30, 2005, decreased by $1.5 million to $0.0 million, from $1.5 million for the three months ended June 30, 2004.  The net gain realized on fixed maturity securities for the six months ended June 30, 2005, totaled $0.0 million compared to a net gain realized on fixed maturity securities of $1.7 million for the six months ended June 30, 2004.  There were no net gains realized on equity securities for the six months ended June 30, 2004, and June 30, 2005.  Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.3 million, or 20.0%, to $1.8 million for the six months ended June 30, 2005, from $1.5 million for the six months ended June 30, 2004.  Other income increased $0.3 million, or 42.9%, to $1.0 million for the three months ended June 30, 2005, from $0.7 million for the three months ended June 30, 2004.  These increases reflect increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $1.2 million, or 1.7%, to $73.0 million for the six months ended June 30, 2005, from $71.8 million for the six months ended June 30, 2004.  Total benefits and expenses increased $0.4 million, or 1.1%, to $37.3 million for the three months ended June 30, 2005, from $36.9 million for the three months ended June 30, 2004.  The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Policyholder benefits decreased $5.4 million, or 11.6%, to $41.1 million for the six months ended June 30, 2005, from $46.5 million for the six months ended June 30, 2004.  Policyholder benefits decreased $3.4 million, or 14.2%, to $20.6 million for the three months ended June 30, 2005, from $24.0 million for the three months ended June 30, 2004.  This produced a benefits to premium ratio of 77.5% for the six months ended June 30, 2005, compared to 89.5% for the six months ended June 30, 2004.  The benefits to premium ratio declined primarily as a result of the GAAP purchase accounting adjustments described in the next three paragraphs.

Worksite marketing policyholder benefits decreased $1.5 million, or 6.5%, to $21.6 million for the six months ended June 30, 2005, from $23.1 million for the six months ended June 30, 2004.  Worksite marketing policyholder benefits decreased $0.9 million, or 7.8%, to $10.7 million for the three months ended June 30, 2005, from $11.6 million for the three months ended June 30, 2004.  This produced benefits to premium ratios of 72.6% for the six months ended June 30, 2005, compared to 82.0% for the six months ended June 30, 2004.  In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004.  This adjustment produced increased reserve balances, which should result in smaller reserve increases in the future.  The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves.

Senior market policyholder benefits decreased $1.2 million, or 6.4%, to $17.5 million for the six months ended June 30, 2005, from $18.7 million for the six months ended June 30, 2004.  Senior market policyholder benefits decreased $0.6 million, or 6.1%, to $9.2 million for the three months ended June 30, 2005, from $9.8 million for the three months ended June 30, 2004.  This produced benefits to premium ratios of 80.6% for the six months ended June 30, 2005, compared to 86.4% for the six months ended June 30, 2004.  In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004.  This adjustment produced increased reserve balances, which should result in smaller reserve increases in the future.  The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves, partially offset by an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claims reserves.

Acquired business policyholder benefits decreased $2.7 million, or 57.4%, to $2.0 million for the six months ended June 30, 2005, from $4.7 million for the six months ended June 30, 2004.  Acquired business policyholder benefits decreased $1.8 million, or 69.2%, to $0.8 million for the three months ended June 30, 2005, from $2.6 million for the three months ended June 30, 2004.  This produced benefits to premium ratios of 125.3% for the six months ended June 30, 2005, compared to 221.9% for the six months ended June 30, 2004.  These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves.  In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004.  This adjustment produced increased reserve balances, which should result in smaller reserve increases going forward.  The benefits to premium ratio decreased as a result of this reduction in the increase in policy and contract reserves as well as a reduction in benefits incurred during the six months ended June 30, 2005, on a block of insurance policies acquired from Metropolitan Life Insurance Company.

Insurance Commissions

Commission expenses increased $0.2 million, or 4.2%, to $5.0 million for the six months ended June 30, 2005, from $4.8 million for the six months ended June 30, 2004.  Commission expenses of $2.4 million for the three months ended June 30, 2005 were unchanged from $2.4 million for the three months ended June 30, 2004.  The overall increase consists of normal increases related to increased renewal premiums.

General Insurance Expenses

General insurance expenses increased $8.3 million, or 66.9%, to $20.7 million for the six months ended June 30, 2005, from $12.4 million for the six months ended June 30, 2004.  General insurance expenses increased $4.9 million, or 77.8%, to $11.2 million for the three months ended June 30, 2005, from $6.3 million for the three months ended June 30, 2004.  General insurance expenses for the six months ended June 30, 2005, include approximately $7.0 million of incremental costs associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel, occupancy costs, infrastructure development, back-office expenses, director and officer and related types of insurance coverage, and costs associated with being a public company Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.  During the six months ended June 30, 2005, we incurred $0.2 million in defense costs related to the ReliaStar Litigation.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.2 million, or 8.7%, to $2.5 million for the six months ended June 30, 2005, from $2.3 million for the six months ended June 30, 2004.  Insurance taxes, licenses and fees of $1.1 million for the three months ended June 30, 2005 were unchanged from $1.1 million for the three months ended June 30, 2004.  Employment taxes related to additional staffing are the primary driver of the six months increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies.  The total deferrals of policy acquisition costs were $7.2 million and $6.6 million for the six months ended June 30, 2005 and 2004, respectively.  The total deferrals of policy acquisition costs were $3.7 million and $2.8 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in deferrals was primarily due to the increase in net new premiums in the worksite segment somewhat offset by the decrease in net new long-term care premiums in the senior market.

Our predecessor assigned a value to the insurance in force of acquired companies or blocks of insurance business at the date of acquisition.  No companies or blocks of business were acquired in the six months ended June 30, 2005 or 2004.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) decreased $2.1 million, or 47.7%, to $2.3 million for the six months ended June 30, 2005, from $4.4 million for the six months ended June 30, 2004.  The amortization of DAC and VOBA decreased $1.1 million, or 47.8%, to $1.2 million for the three months ended June 30, 2005, from $2.3 million for the three months ended June 30, 2004.  In accordance with GAAP purchase accounting requirements, our predecessor’s DAC and VOBA were eliminated, and a new VOBA was established for the value of the in-force business as of December 31, 2004.  This adjustment resulted in decreased DAC and VOBA balances, which cause smaller amortization charges going forward, as evidenced by the $2.1 million amortization decrease in the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carrybacks available.  The effective income tax rates for the six months ended June 30, 2004, and 2005 were 30.8% and 31.4% respectively.  The effective income tax rates for the three months ended June 30, 2004, and 2005 were 30.6% and 24.5% respectively.  The variations in these rates is due to the fact that a portion of our consolidated income for the six months ended June 30, 2004 and 2005 resulted from a subsidiary that has net operating loss carrybacks available.  Due to the uncertainty of using these net operating losses, a valuation allowance has been established offsetting the deferred tax asset; therefore, the net income from this subsidiary has a tax rate of zero due to the use of net operating losses to offset taxable income incurred, which reduces the effective tax rate for the consolidated company.

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

As of June 30, 2005, KMG America had outstanding debt of approximately $15.4 million because a portion of the purchase price for the Kanawha acquisition was paid in the form of a $15.0 million subordinated promissory note with a five-year term beginning on the closing date of the acquisition.  Interest on the promissory note is accruing at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date.  No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable.  The terms of the promissory note limit KMG America’s and Kanawha’s ability to incur additional debt.  KMG America maintains a $2.0 million line of credit available to meet short-term cash flow needs.  We are seeking to expand our available credit facilities in order to maximize financial flexibility and are considering adding leverage to our capital structure.

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

We anticipate that these costs will be offset over time by increased sales production resulting from hiring additional sales personnel and increased cross-selling, as well as efficiencies resulting from greater scale.  However, during 2005, we do not expect that the anticipated costs described above to implement our business strategy will be offset by incremental revenues, resulting in an aggregate net use of cash in 2005.  As of June 30, 2005, we had disbursed approximately $5.9 million of those costs, net of investment income.  We expect that net incremental cash flows resulting from the increased sales production and efficiencies anticipated from our new business strategy will be positive after 2005 but can provide no assurance that this will occur.

Analysis of Change in Financial Condition and Cash Flows

The nature of the life insurance business is that premiums are collected and invested and will be used for the payment of claims when they arise, and policy reserve liabilities are established in anticipation of these future claims.  As a result, the change in financial condition directly corresponds to the cash flows and they are discussed here in tandem.

We monitor cash flows at both the consolidated and subsidiary levels.  Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our predecessor’s and our net cash flows in the indicated periods:

	Predecessor	KMG America
	For the Six Months Ended June 30,
Net cash provided by (used in):	2004	2005
	(dollars in Thousands)
Operating activities	$13,737.1	$5,074.7
Investing activities	(10,792.8)	(107,382.4)
Financing activities	—	—
Net change in cash	$2,944.3	$(102,307.7)

Cash Flows for the Six Months Ended June 30, 2004 and 2005.  In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums.  Policy and contract liabilities increase when premiums collected are retained to establish policy reserves.  The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

Other changes in cash flows for the six months ended June 30, 2004, and June 30, 2005, are as follows:

We held approximately $117.4 million in cash at December 31, 2004, primarily consisting of cash proceeds from sales and maturities of our invested assets and from our initial public offering of common stock.  We invested a significant portion of this cash in the first six months of 2005, resulting in the net cash outflow from investing activities of $107.2 million for the six months ended June 30, 2005.  This produced a corresponding increase in invested assets.

Other assets decreased by $0.4 million in the six months ended June 30, 2004, representing normal fluctuations.  Other assets decreased by $1.4 million in the six months ended June 30, 2005, primarily as a result of the receipt of $1.5 million of securities trade receivables as of December 31, 2004.

Accounts payable and accrued expenses increased by $3.1 million in the six months ended June 30, 2004, primarily due to increases in reinsurance settlements due related to the acquired business.  These balances increased by $0.5 million in the six months ended June 30, 2005, representing normal fluctuations.

As a function of our third party administration business, we manage insurance funds for our clients.  These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Federal income tax recoverable increased by $1.3 million as a result of losses incurred in Kanawha Insurance Company that will be carried back to prior years.  The deferred tax asset increased by $1.1 million and the deferred tax liability increased by $5.7 million.  The combination of the three items resulted in a net increase in tax liabilities of $3.3 million.  Of this amount, $2.6 million related to the increase in fair market value of invested assets.

Investments

The following table summarizes the unrealized gains and losses in our investment portfolio as of June 30, 2005.  Effective December 31, 2004, the Company recorded the Predecessor’s investments at fair value and thereby eliminated all unrealized gains and losses in the Predecessor’s portfolio, as part of the application of GAAP purchase accounting requirements.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at June 30, 2005:
U.S. treasury securities	$12,475,085	$454,637	$7,559	$12,922,163
U.S. government agency securities	41,368,883	1,215,104	31,172	42,552,815
States and political subdivision securities	14,447,729	469,199	7,747	14,909,181
Foreign bonds	38,929,838	1,135,103	86,716	39,978,225
Corporate bonds	179,882,124	3,898,724	1,549,938	182,230,910
Mortgage/asset-backed securities	223,054,708	2,443,550	284,126	225,214,132
Preferred stocks—redeemable	10,336,631	3,999	108,123	10,232,507
Subtotal, fixed maturity securities	520,494,998	9,620,316	2,075,381	528,039,933
Equity securities	36,000	—	23,000	13,000
Securities available for sale	$520,530,998	$9,620,316	$2,098,381	$528,052,933

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

At June 30, 2005, no securities in an unrealized loss position had been in a continuous loss position for more than six months.

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

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect,” and words or phrases of similar import.  Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; fluctuations in demand; possible recessionary trends in the United States economy; governmental policies and regulations; interest rates; risks disclosed in Exhibit 99.01 to our Annual Report on Form 10-K for the year ended December 31, 2004; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.                             CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005.  Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In our initial public offering, we issued 21,735,000 shares of common stock, par value $0.01 per share, pursuant to registration statement no. 333-117911, which was declared effective by the Securities and Exchange Commission on December 14, 2004.  The net proceeds from the initial public offering, after deducting the underwriting discount and offering expenses payable by us, were approximately $188.0 million.  From December 14, 2004, through and including June 30, 2005, we applied the net proceeds of the offering as follows:

•                  $130.0 million of the net proceeds was used to fund the cash portion of the purchase price to acquire all of the outstanding common stock of Kanawha, and approximately $0.8 million of the net proceeds was used to pay our fees and expenses incurred in connection with the Kanawha acquisition.

•                  Approximately $5.9 million of the net proceeds was used to fund negative cash flow associated with initial start-up costs and other expenditures, including expenditures to open our principle executive offices in Minneapolis, Minnesota and regional sales offices in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities.

•                  The remaining net proceeds, approximately $51.3 million, was invested in short- and long-term, fixed maturity, interest bearing investments to be used for working capital needs and other general corporate purposes, including, among other things, (i) to fund additional start-up costs and other expenditures, including opening additional facilities in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities and (ii) to maintain the required capital of Kanawha, our insurance subsidiary, at the level necessary to achieve our desired rating agency financial strength ratings and to comply with applicable regulatory requirements as we grow our insurance business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders on May 18, 2005, the shareholders voted upon nominees for election to the Board of Directors as Class I directors to serve three year terms expiring at the 2008 annual meeting of shareholders.  Each of the three nominees was elected.  The following is a summary of the votes cast.

	Number of Shares For	Number of Shares Withheld

Stanley D. Johnson	19,160,836	1,618,300

Robert Laszewski	19,212,981	1,566,155

Dennis M. Mathisen	19,849,131	930,005

There were 0 abstentions and 0 broker non-votes.

ITEM 6.                              EXHIBITS.

(a)	Exhibits:

	31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KMG AMERICA CORPORATION
(Registrant)

Date: August 15, 2005	By:	/s/ Scott H. DeLong III
Name: Scott H. DeLong III
Title: Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2005	By:	/s/ Robert E. Matthews
Name: Robert E. Matthews
Title: Executive Vice President, Chief Financial Officer & Treasurer of Kanawha Insurance Company (Principal Accounting Officer)