Form 10-Q
period 2005-09-30
KMG America CORP
filed 2005-11-14
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-32377

KMG AMERICA CORPORATION

Incorporated pursuant to the Laws of the State of Virginia

Internal Revenue Service – Employer Identification No. 20-1377270

12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota 55343

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2005, the number of shares of Common Stock outstanding was 22,105,775.

(i)

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
Assets		(unaudited)

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $409,613,186 and $524,390,330 as of December 31, 2004, and September 30, 2005, respectively)	$409,613,186	$529,644,386
Equity securities available for sale, at fair value (cost of $36,000 and $36,000 as of December 31, 2004, and September 30, 2005, respectively	36,000	18,500
Mortgage loans	23,678,639	18,355,284
Policy loans	22,620,801	21,894,209
Other investments	5,192,525	5,307,457
Total investments	461,141,151	575,219,836

Cash and cash equivalents	117,400,156	17,623,890
Reinsurance balances recoverable	71,354,798	75,974,273
Accrued investment income	4,912,216	5,262,465
Real estate and equipment	9,701,754	11,096,189
Federal income tax recoverable	4,239,906	5,478,383
Deferred income tax asset	236,319	5,049,317
Amounts due from reinsurers	1,940,903	2,234,645
Deferred policy acquisition costs	—	10,305,950
Value of business acquired	74,481,295	72,742,719
Other assets	24,642,833	21,135,363
Total assets	$770,051,331	$802,123,030

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,	September 30,
	2004	2005
Liabilities and shareholders’ equity		(unaudited)

Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$309,940,285	$301,192,793
Accident and health reserves	200,801,846	221,195,807
Policy and contract claims	9,343,512	9,588,662
Other policyholder liabilities	10,829,794	11,092,121
Total policy and contract liabilities	530,915,437	543,069,383

Accounts payable and accrued expenses	18,794,922	32,889,174
Taxes, other than federal income taxes	6,502,042	12,256,438
Deferred income taxes	528,262	607,022
Liability for benefits for employees and agents	4,158,418	4,939,333
Funds held in suspense	4,724,004	3,261,027
Long term notes payable	15,000,000	15,000,000
Interest payable on long term notes	22,603	585,103
Other liabilities	1,617,778	1,741,894
Total liabilities	582,263,466	614,349,374

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,071,641 and 22,105,775 shares issued at December 31, 2004 and September 30, 2005, respectively	220,716	221,058
Paid-in capital	187,742,702	188,043,719
Deferred stock based compensation	—	(290,984)
Retained earnings	(175,553)	2,896,102
Accumulated other comprehensive (loss)	—	(3,096,239)
Total shareholders’ equity	187,787,865	187,773,656
Total liabilities and shareholders’ equity	$770,051,331	$802,123,030

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

		KMG America		KMG America
	Predecessor	Corporation	Predecessor	Corporation
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
Insurance Premiums	$25,245,066	$26,422,849	$77,231,931	$79,437,198
Net investment income	6,851,985	7,088,996	19,172,512	20,542,548
Commission and fee income	3,336,685	3,773,422	10,172,875	11,012,161
Realized investment gains	4,563,516	278,153	6,291,619	324,115
Other income	799,327	1,199,521	2,256,803	2,969,498
Total revenues	40,796,579	38,762,941	115,125,740	114,285,520

Benefits and expenses:
Policyholder benefits	21,667,338	21,890,367	68,214,575	62,966,111
Insurance commissions, net of deferrals	2,371,104	2,239,283	7,150,273	7,281,608
General insurance expenses, net of deferrals	7,124,059	10,258,446	19,554,273	30,963,785
Insurance taxes, licenses and fees	1,063,725	1,193,176	3,372,352	3,643,402
Depreciation	538,070	746,506	1,956,400	2,170,790
Amortization of deferred policy acquisition costs and value of business acquired	2,471,939	462,539	6,827,698	2,762,043
Total benefits and expenses	35,236,235	36,790,317	107,075,571	109,787,739

Income before income taxes	5,560,344	1,972,624	8,050,169	4,497,781
Provision for income taxes	(1,980,490)	(634,178)	(2,746,531)	(1,426,126)
Net income	$3,579,854	$1,338,446	$5,303,638	$3,071,655
Net income per share:
Basic	$1,370.11	$0.06	$2,029.84	$0.14
Diluted	$1,237.06	$0.06	$1,832.73	$0.14
Weighted average shares outstanding:
Basic	$2,612.83	$22,090,273	$2,612.83	$22,077,950
Diluted	$2,893.84	$22,093,854	$2,893.84	$22,083,674

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

		KMG America
	Predecessor	Corporation
	Nine Months Ended
	September 30,
	2004	2005
Operating activities
Net income	$5,303,638	$3,071,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,832,648	2,882,842
Policy acquisition costs deferred	(9,813,858)	(11,225,417)
Amortization of deferred policy acquisition costs and value of business acquired	6,827,698	2,762,043
Realized investment (gains), net	(6,291,619)	(324,115)
Deferred income tax expense	1,835,882	2,664,603
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(4,748,144)	(4,619,475)
Accrued investment income	420,537	(350,249)
Federal income tax recoverable	477,574	(1,238,477)
Federal income tax payable	744,704	—
Other assets	(14,448,925)	3,507,470
Amounts due from reinsurers	(1,616,692)	(293,742)
Policy and contract liabilities	19,246,330	12,153,946
Accounts payable and accrued expenses	6,972,842	14,094,252
Interest payable on long term notes	—	562,500
Deferred stock based compensation expense	105,885	10,375
Taxes, other than federal income taxes	149,213	78,760
Funds held in suspense	6,496,075	(1,462,977)
Liability for benefits for employees and agents	585,689	780,915
Other liabilities	279,110	124,116
Net cash provided by operating activities	14,358,587	23,179,025
Investing activities
Securities available for sale:
Sales	65,048,602	46,310,947
Maturities, calls and redemptions	4,952,726	266,272,077
Purchases	(67,997,635)	(438,788,713)
Repayment of mortgage loans	6,558,142	5,323,355
Mortgage loans originated	(792,982)	—
Decrease in policy loans, net	238,362	726,592
Sale of real estate and property and equipment	—	85,564
Purchases of real estate, property and equipment	(338,051)	(2,725,113)
Acquisition of Predecessor, net of cash acquired	—	(160,000)
Net cash provided by (used in) investing activities	7,669,164	(122,955,291)

Net increase (decrease) in cash and cash equivalents	22,027,751	(99,776,266)
Cash and cash equivalents at beginning of period	7,204,805	117,400,156
Cash and cash equivalents at end of period	$29,232,556	$17,623,890
Supplemental disclosures of cash flow information
Federal income taxes paid	$600,000	$—

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Initial Public Offering, Kanawha Acquisition and Nature of Operations

KMG America Corporation (“KMG America” or the “Company”) is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004. KMG America commenced operations shortly before it completed its initial public offering of common stock on December 21, 2004, and its shares trade on the New York Stock Exchange under the symbol “KMA.” Concurrently with the completion of its initial public offering, KMG America completed its acquisition of Kanawha Insurance Company (“Kanawha” or the “Predecessor”) and its subsidiaries, which are KMG America’s primary operating subsidiaries and which underwrite and sell life and health insurance products that historically have been marketed primarily in the southeastern United States but are now being actively marketed nationwide.

Kanawha, the primary operating subsidiary of KMG America, is licensed to issue life and accident and health insurance. Kanawha is domiciled in South Carolina. Kanawha has one wholly owned subsidiary, Kanawha HealthCare Solutions, Inc., a third-party administrator with operations in Lancaster and Greenville, South Carolina, and one wholly owned indirect subsidiary, Kanawha Marketing Group, Inc.

The Company’s primary businesses are life and health insurance risk assumption, third-party administration and medical management services. Included in risk assumption are the Company’s product lines of individual and group life, annuity, supplemental health, excess risk and short-term disability. The Company sold its agency office in Ft. Myers, Florida that distributes senior market insurance products on October 5, 2005, and it expects to cease actively underwriting new long-term care insurance policies after December 31, 2005. The Company intends to retain and actively manage its existing block of in force long-term care policies. The Company’s third-party administration and medical management businesses include a wide array of services with the primary emphasis in the offering of administrative service-only products.

The Predecessor’s marketing efforts and sales were primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina. Since acquiring the Predecessor, the Company has begun to implement its business strategy to market its products nationwide. While the Company’s sales in the first nine months of 2005 were primarily in the southeastern United States, the Company expects its nationwide marketing effort to generate significant nationwide sales in the future.

2. Significant Accounting Policies

Basis of Presentation

For accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to in these Notes as the “Predecessor.” For financial reporting purposes, management has treated the acquisition of the Predecessor as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, to December 31, 2004, were not material to the Predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004. Accordingly, financial information in the following discussion that relates to the Predecessor’s consolidated results of operations for the nine months ended September 30, 2004 and the three months ended September 30, 2004, and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2004, are reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition of the Predecessor. Financial information relating to the Company’s consolidated results of operations for the nine months ended September 30, 2005 and three months ended September 30, 2005, and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2005, and the Company’s financial position as of December 31, 2004, and September 30, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the Predecessor’s acquisition.

The accompanying unaudited consolidated financial statements (other than the December 31, 2004, balance sheet data, which has been derived from audited financial statements) have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein reflect all adjustments consisting only of normal recurring accruals which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation. Operating results for the

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company completed an internal review of the acquisition costs that are being deferred and made certain adjustments relative to historical deferral policies at Kanawha to reflect the new business model which resulted in an increase of deferrals in the third quarter. We expect this new deferral policy to continue going forward.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss recognition testing of the Company’s policy benefit reserves is performed annually. This testing involves a comparison of the Company’s actual net liability position (all liabilities less deferred acquisition costs, or DAC) to the present value of future net cash flows calculated using then-current assumptions. These assumptions are based on the Company’s best estimate of future experience. To the extent a premium deficiency exists, it would be recognized immediately by a charge to the statement of income and a corresponding reduction in DAC. Any additional deficiency would be recognized as a premium deficiency reserve. Historically, loss recognition testing has not resulted in an adjustment to DAC or reserves. These adjustments would occur only if economic, mortality and/or morbidity conditions significantly deviated from the underlying assumptions.

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

The following is a reconciliation of reported net income and pro forma information as if the Company and the Predecessor had adopted the fair value method permitted under SFAS 123 for its employee and director stock option awards for the three and nine month periods presented:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		KMG America		KMG America
	Predecessor	Corporation	Predecessor	Corporation
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income as reported	$3,579,854	$1,338,446	$5,303,638	$3,071,655
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23,296	—	69,885	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(28,399)	(181,661)	(85,191)	(526,745)
Pro forma net income available to common stockholders	$3,574,751	$1,156,785	$5,288,332	$2,544,910
Net income per share-basic:
As reported	$1,370.11	$0.06	$2,029.84	$0.14
Pro forma	$1,368.15	$0.05	$2,023.99	$0.12
Net income per share-diluted:
As reported	$1,237.06	$0.06	$1,832.73	$0.14
Pro forma	$1,235.30	$0.05	$1,827.45	$0.12

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, which is effective for fiscal periods beginning after September 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, Accounting for Loans and Certain Debt Securities Acquired in a Transfer, which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers its value.

The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Predecessor effective December 31, 2003, that are effective for fiscal years ending after September 15, 2004.

In October 2004, the FASB delayed the implementation of the accounting requirements included in EITF 03-1 until further study could be completed regarding the impact of this guidance, particularly with respect to “available-for-sale” portfolios. The disclosure requirements included in EITF 03-1 remain in effect.

In December 2004, the FASB enacted SFAS No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), Share-Based Payment, which replaces SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 (revised 2004) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123 (revised 2004) are effective for reporting periods beginning after January 1, 2006. The Company is required to adopt SFAS 123 (revised 2004) in the first quarter of 2006.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at September 30, 2005:
Fixed maturity securities	$534,390,330	$1,872,806	$6,618,750	$529,644,386
Equity securities	36,000	—	17,500	18,500
Securities available for sale	$534,426,330	$1,872,806	$6,636,250	$529,662,886

4. Statutory Financial Information

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Kanawha, the Company’s insurance subsidiary, does not have any statutory accounting practices that differ from prescribed statutory accounting practices.

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

5. Employee Benefits

The net periodic retirement benefit cost of the Company’s defined benefit pension plan for the three and nine month periods presented included the following components:

		KMG America		KMG America
	Predecessor	Corporation	Predecessor	Corporation
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Components of net periodic benefit cost:
Service cost	$206,269	$227,579	$618,807	$682,737
Interest cost	200,514	228,171	601,541	684,513
Expected return on plan assets	(131,529)	(207,384)	(394,586)	(622,152)
Amortization of transition liability	4,343	4,343	13,029	13,029
Recognized net actuarial loss	51,913	42,608	155,739	127,824
Net periodic benefit cost	$331,510	$295,317	$994,530	$885,951

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects that its aggregate contributions to its defined benefit pension plan will be between $0 and $850,000 in 2005. No contributions were made during the nine months ended September 30, 2005.

In the three months and nine months ended September 30, 2005, the Company granted options to purchase an aggregate of 43,500 and 200,250 shares of its common stock, respectively. The options vest in four equal annual installments beginning on the first anniversary of the date of grant. Subject to certain conditions set forth in the option agreements, options are exercisable upon vesting until the tenth anniversary of the date of grant.

6. Comprehensive Income (Loss)

Total comprehensive income for the nine month periods ended September 30, 2004 and 2005 was $3.3 million and $0.0 million, respectively. The difference between comprehensive income and net income for these periods was unrealized losses of $(2.0) million and $(3.1) million, respectively.

Total comprehensive income (loss) for the three month periods ended September 30, 2004 and 2005 was $9.7 million and $(6.6) million, respectively. The difference between comprehensive income and net income for these periods was unrealized gains (losses) of $6.1 million and $(8.0) million, respectively.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York, both indirect wholly-owned subsidiaries of ING America US, in the Fourth Judicial District Court in Hennepin County, Minnesota (the “Court”), against KMG America, Kanawha, Kenneth U. Kuk, Paul F. Kraemer, Paul P. Moore and Thomas J. Gibb (the “ReliaStar Litigation”). Messrs. Kuk, Kraemer and Moore are officers of KMG America and former employees of the plaintiffs. Mr. Gibb is an employee of KMG America and a former employee of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentation and civil theft. On August 9, 2005, a hearing was held before the Court to consider Plaintiffs’ motion for a temporary injunction. The Court issued a ruling on August 26, 2005 denying Plaintiffs’ motion, and since that date, the Plaintiffs have filed a notice of appeal of the Court’s ruling with the Minnesota Court of Appeals. KMG America believes the allegations in the Plaintiffs’ complaint are without merit, intends to defend the action and believes that the outcome of this matter will not have a material adverse effect on its financial position or results of operations; however, defense costs may have a material adverse effect on its consolidated financial position or results of operations.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administration business, acquired business and corporate and other. Management makes decisions regarding the Company’s business based on these segment classifications. No segments have been aggregated other than including the marketing business in the corporate and other segment.

The worksite insurance business provides voluntary life and health insurance products to employers and their employees. The primary insurance products include life insurance, short-term disability insurance, dental insurance, indemnity health insurance, critical illness insurance and employee risk insurance. This segment includes business sold through the career agency distribution channel, which is a group of agents and managers that are employees of the Company or its subsidiaries.

The senior market insurance provides individual insurance products, primarily long-term care insurance, tailored to the needs of older individuals. On October 5, 2005, the Company sold its agency office in Ft. Myers, Florida that distributes senior market products. The Company expects to cease actively underwriting new long term care insurance policies after December 31, 2005. The Company intends to maintain and actively manage its existing block of in force long term care insurance policies.

The third party administration business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business, but also provides fee-based administrative and managed care services to employers with self funded health care plans, other insurance carriers, reinsurance companies, managed care plans and others.

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

The following represents a summary of the Company’s and the Predecessor’s statements of income and asset composition by reportable segment. The financial statement information of the Predecessor for the nine months ended September 30, 2004, and the three months ended September 30, 2004, is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition of the Predecessor, while the Company’s financial statement information for the nine months ended September 30, 2005 and the three months ended September 30, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.

		KMG America		KMG America
	Predecessor	Corporation	Predecessor	Corporation
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Worksite Insurance Business
Insurance premiums	$14,109,006	$15,105,546	$42,306,778	$44,791,793
Net investment income	1,251,936	1,537,580	3,949,872	4,922,481
Commission and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	54,899	39,898	219,137	129,619
Total revenues	15,415,841	16,683,024	46,475,787	49,843,893
Policyholder benefits	10,835,248	11,501,803	33,969,649	33,052,454
Commissions	900,955	847,974	2,719,231	2,726,454
Expenses, taxes, fees and depreciation	2,648,922	4,043,392	7,277,937	11,796,341
Amortization of DAC and VOBA	1,619,170	1,112,928	4,494,061	2,827,308
Total benefits and expenses	16,004,295	17,506,097	48,460,878	50,402,557

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Loss) income before Federal income tax	$(588,454)	$(823,073)	$(1,985,091)	$(558,664)
Total assets	$152,110,214	$167,106,744	$152,110,214	$167,106,744
Senior Market Insurance Business
Insurance premiums	$10,119,610	$10,376,261	$31,793,261	$32,104,963
Net investment income	1,022,906	1,195,795	2,896,594	3,344,360
Commission and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	618,616	731,410	1,670,012	2,187,982
Total revenues	11,761,132	12,303,466	36,359,866	37,637,305
Policyholder benefits	8,821,974	8,845,120	27,541,489	26,366,213
Commissions	1,366,089	1,294,005	4,109,242	4,255,366
Expenses, taxes, fees and depreciation	1,076,462	1,098,722	2,674,244	3,225,266
Amortization of DAC and VOBA	221,653	(392,462)	367,631	403,240
Total benefits and expenses	11,486,178	10,845,385	34,692,606	34,250,085
Income before Federal income tax	$274,954	$1,458,081	$1,667,260	$3,387,220
Total assets	$144,409,142	$185,674,997	$144,409,142	$185,674,997

Third-Party Administration Business
Insurance premiums	$—	$—	$—	$—
Net investment income	—	—	—	—
Commission and fees	3,260,768	3,695,647	10,060,298	10,761,455
Net realized gains	—	—	—	—
Other income	—	573	626	1,435
Total revenues	3,260,768	3,696,220	10,060,924	10,762,890
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,048,357	3,130,480	9,067,920	9,597,648
Amortization of DAC and VOBA	—	—	—	—
Total benefits and expenses	3,048,357	3,130,480	9,067,920	9,597,648
Income before Federal income tax	$212,411	$565,740	$993,004	$1,165,242
Total assets	$8,032,006	$10,326,878	$8,032,006	$10,326,878

Acquired Business
Insurance premiums	$1,016,450	$941,042	$3,131,893	$2,540,442
Net investment income	2,131,109	1,865,737	6,658,881	5,844,126
Commission and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	30,306	19,655	80,512	51,367
Total revenues	3,177,865	2,826,434	9,871,286	8,435,935
Policyholder benefits	2,010,116	1,543,444	6,703,437	3,547,444
Commissions	104,060	97,304	321,800	299,788
Expenses, taxes, fees and depreciation	686,753	674,650	2,047,252	2,046,264

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of DAC and VOBA	631,116	(257,927)	1,966,006	(468,505)
Total benefits and expenses	3,432,045	2,057,471	11,038,495	5,424,991
(Loss) income before Federal income tax	$(254,180)	$768,963	$(1,167,209)	$3,010,944
Total assets	$199,787,497	$207,228,787	$199,787,497	$207,228,787
Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	2,446,034	2,489,884	5,667,165	6,431,581
Commission and fees	75,917	77,775	112,577	250,706
Net realized gains	4,563,516	278,153	6,291,619	324,115
Other income	95,506	407,985	286,516	599,095
Total revenues	7,180,973	3,253,797	12,357,877	7,605,497
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	1,265,360	3,250,884	3,815,672	10,112,458
Amortization of DAC and VOBA	—	—	—	—
Total benefits and expenses	1,265,360	3,250,884	3,815,672	10,112,458
Income (loss) before Federal income tax	$5,915,613	$2,913	$8,542,205	$(2,506,961)
Total assets	$219,567,381	$231,785,624	$219,567,381	$231,785,624

Total Company
Insurance premiums	$25,245,066	$26,422,849	$77,231,931	$79,437,198
Net investment income	6,851,985	7,088,996	19,172,512	20,542,548
Commission and fees	3,336,685	3,773,422	10,172,875	11,012,161
Net realized gains	4,563,516	278,153	6,291,619	324,115
Other income	799,327	1,199,521	2,256,803	2,969,498
Total revenues	40,796,579	38,762,941	115,125,740	114,285,520
Policyholder benefits	21,667,338	21,890,367	68,214,575	62,966,111
Commissions	2,371,104	2,239,283	7,150,273	7,281,608
Expenses, taxes, fees and depreciation	8,725,854	12,198,128	24,883,025	36,777,977
Amortization of DAC and VOBA	2,471,939	462,539	6,827,698	2,762,043
Total benefits and expenses	35,236,235	36,790,317	107,075,571	109,787,739
Income before Federal income tax	$5,560,344	$1,972,624	$8,050,169	$4,497,781
Total assets	$723,906,240	$802,123,030	$723,906,240	$802,123,030

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004. We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.” Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha Insurance Company (“Kanawha”) and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products. For GAAP accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to herein as our “predecessor.” Financial information in the following discussion that relates to our predecessor’s consolidated results of operations for the three and nine month periods ended September 30, 2004, and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2004, are reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition. Financial information relating to our consolidated results of operations for the three and nine month periods ended on September 30, 2005, and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2005, and our financial position as of December 31, 2004, and September 30, 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition. Our operations are conducted in the five following business segments.

Worksite insurance business. Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees. The primary insurance products that we underwrite include: life insurance; short-term disability insurance; dental insurance; indemnity health insurance; critical illness insurance; and employer excess risk insurance. For the nine months ended September 30, 2005, our worksite insurance business reported premiums, commissions and fees, excluding inter-company payments, of $44.8 million, which accounted for 49.6% of our premiums, commissions and fees, excluding inter-company payments in that period. Our Predecessor’s marketing efforts and sales were primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina. Since acquiring our predecessor, we have begun to implement our business strategy to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products. While our sales in the first nine months of 2005 were primarily in the southeastern United States, we expect our nationwide marketing effort to generate significant sales nationwide in the future. In December 2004, we opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb. During 2005, we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; New York, New York (serves New Jersey, Pennsylvania and Connecticut; we are not currently licensed for sales in New York State); Atlanta, Georgia; Dallas, Texas; Cleveland, Ohio; Kansas City, Missouri; Minneapolis, Minnesota; New Orleans, Louisiana; Philadelphia, Pennsylvania; and San Diego and San Francisco, California. We expect to continue to add and train additional sales and support staff and marketing personnel at these facilities, and will recognize the costs associated with these additions before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

Senior market insurance business. Our senior market insurance business is a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance products that this business offers include long-term care insurance that we underwrite and Medicare supplement insurance underwritten by another carrier. For the nine months ended September 30, 2005, our senior market insurance business reported premiums, commissions and fees, excluding inter-company payments, of $32.1 million, which accounted for 35.5% of our premiums, commissions and fees, excluding inter-company payments, in that period.

In June 2005, after completing an internal review of our operations and business strategies, we decided to sell or otherwise dispose of our agency office in Ft. Myers, Florida that distributes senior market insurance products. On October 5, 2005, the Company sold the agency office, which consists of 16 marketing employees. We expect to cease actively underwriting new long-term care insurance policies after December 31, 2005. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability of future claims).

Significant factors that contributed to the foregoing decisions include, among others: (1) year-to-date sales for this business are significantly lower than originally projected; and (2) the lack of strategic fit between the underwriting and distribution of long-term care products and our current strategy of focusing on worksite marketing of life and health insurance products.

The sale of the agency office resulted in $0.3 million of shut down expenses incurred in the third quarter of 2005 primarily due to severance payments, which is expected to be offset in later quarters by the savings resulting from no longer supporting the office. Aside from the shut down costs, the overall impact of the sale of the agency office is not expected to have a material effect on the financial performance or condition of the Company in the short- or long-term. In the short-term, the expected level of new sales of long-term care products was minimal compared to the expected sales of worksite products. In the long-term, as the existing block of long-term care insurance policies runs off, the reduced premium revenue from long-term care products is expected to be more than offset by increased revenues from the Company’s core worksite marketing business.

Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides fee based administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the nine months ended September 30, 2005, our third-party administration business reported commissions and fees, excluding inter-company payments, of $10.8 million, which accounted for 11.9% of our premiums, commissions and fees, excluding inter-company payments, in that period. Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

Acquired business. We have retained our predecessor’s closed block of life and health insurance business reported in the acquired business segment. While acquisitions of books of business from other insurance carriers is not one of our principal growth strategies, we will consider making acquisitions on an opportunistic basis if we can complete the acquisitions on favorable financial terms that we expect to be generally accretive to earnings per share and return on equity while maintaining our financial strength ratings.

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

Results of Operations

Consolidated Overview

The following table presents historical consolidated financial information for the three and nine month periods ended September 30, 2004, for our predecessor, and consolidated financial information for the three and nine months periods ended September 30, 2005, for KMG America.

		KMG America		KMG America
	Predecessor	Corporation	Predecessor	Corporation
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			(dollars in thousands)
Revenues:
Insurance premiums	$25,245	$26,423	$77,232	$79,438
Net investment income (1)	6,852	7,089	19,173	20,542
Commission and fees	3,337	3,773	10,173	11,012
Net realized gains	4,563	278	6,291	324
Other income	799	1,200	2,257	2,970
Total revenues	40,796	38,763	115,126	114,286

Benefits and expenses:
Policyholder benefits	21,667	21,890	68,215	62,966
Commissions	2,371	2,239	7,150	7,282
General expenses	7,124	10,259	19,554	30,964
Taxes, licenses and fees	1,064	1,193	3,373	3,643
Depreciation and amortization	538	747	1,956	2,171
Amortization of DAC and VOBA	2,472	463	6,828	2,762
Total benefits and expenses	35,236	36,791	107,076	109,788

Income before income taxes	5,560	1,972	8,050	4,498
Provision for income taxes	(1,980)	(634)	(2,746)	(1,426)

Net income	$3,580	$1,338	$5,304	$3,072
Benefits to premiums ratio (2)	85.8%	82.8%	88.3%	79.3%

(1)

Net investment income for the nine months ended September 30, 2004, was negatively impacted by a $1.6 million incentive payment in the first quarter of 2004 to one of Kanawha’s outside investment managers at the conclusion of the contract period. There are no other incentive arrangements of this type in force, and this contract was terminated upon the closing of our acquisition of Kanawha.

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

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Financial Results Overview

Net income for the nine months ended September 30, 2005, decreased $2.2 million, or 41.5%, to $3.1 million from $5.3 million for the nine months ended September 30, 2004. Contributing factors were increases in premiums and net investment income combined with decreases in policyholder benefits, offset by an increase in general expenses and a decrease in realized investment gains, all of which are described in greater detail below. A decrease in pre-tax realized investment gains of $6.0 million was a primary contributing factor.

Revenues

Total revenues for the nine months ended September 30, 2005, decreased $0.8 million, or 0.7%, to $114.3 million from total revenues of $115.1 million for the nine months ended September 30, 2004. The primary factors causing the fluctuations are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the Nine Months Ended September 30,
	2004				2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$9.8	$3.7	$—	$13.5	$12.7	$1.5	$—	$14.2	$2.9	$(2.2)	$—	$0.7
Renewal	33.9	37.6	—	71.5	34.0	40.9	—	74.9	0.1	3.3	—	3.4
Total	43.7	41.3	—	85.0	46.7	42.4	—	89.1	3.0	1.1	—	4.1
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	3.0	3.0	—	—	2.5	2.5	—	—	(0.5)	(0.5)
Total	—	—	3.0	3.0	—	—	2.5	2.5	—	—	(0.5)	(0.5)
Ceded
New	(0.6)	(2.4)	—	(3.0)	(1.2)	(0.8)	—	(2.0)	(0.6)	1.6	0.0	1.0
Renewal	(0.8)	(7.1)	0.1	(7.8)	(0.7)	(9.5)	—	(10.2)	0.1	(2.4)	(0.1)	(2.4)
Total	(1.4)	(9.5)	0.1	(10.8)	(1.9)	(10.3)	—	(12.2)	(0.5)	(0.8)	(0.1)	(1.4)
Net
New	9.2	1.3	—	10.5	11.5	0.7	—	12.2	2.3	(0.6)	0.0	1.7
Renewal	33.1	30.5	3.1	66.7	33.3	31.4	2.5	67.2	0.2	0.9	(0.6)	0.5
Total	42.3	31.8	3.1	77.2	44.8	32.1	2.5	79.4	2.5	0.3	(0.6)	2.2

(dollars in millions)

Worksite net new premiums increased $2.3 million, or 25.0%, to $11.5 million for the nine months ended September 30, 2005, from $9.2 million for the nine months ended September 30, 2004, due to increased sales volumes. New sales increased $1.7 million, or 20.7%, to $9.9 million for the nine months ended September 30, 2005, from $8.2 million for the nine months ended September 30, 2004, due to increased emphasis on this core business segment. Net renewal premiums increased $0.2 million, or 0.6%, due to the increased amount of insurance in force created by prior year sales.

Senior market net new premiums, comprised of long term care policies, decreased $0.6 million, or 46.1%, to $0.7 million for the nine months ended September 30, 2005, from $1.3 million for the nine months ended September 30, 2004, due to decreased sales volumes. New sales decreased $1.5 million, or 53.6%, to $1.3 million for the nine months ended September 30, 2005, from $2.8 million for the nine months ended September 30, 2004, due to the continuation of a sales decline that began in mid-2003, resulting from the discontinuance of an older product and the introduction of a new product with significantly higher premiums. Also contributing to the sales decline was our announcement earlier this year that we intend to sell or otherwise dispose of the Ft. Myers agency office and cease actively underwriting new long term care insurance policies after December 31, 2005. Net renewal premiums increased $0.9 million, or 3.0%, due to the increased amount of insurance in force created by prior year sales. This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.

Acquired business premiums decreased $0.6 million, or 19.4%, to $2.5 million for the nine months ended September 30, 2005, from $3.1 million for the nine months ended September 30, 2004. Neither we nor our predecessor has acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $1.3 million, or 6.8%, to $20.5 million for the nine months ended September 30, 2005, from $19.2 million for the nine months ended September 30, 2004. Net investment income for the nine months ended September 30, 2004, was negatively impacted by a non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers at the conclusion of the contract period. Excluding this item, net investment income for the nine months ended September 30, 2005, decreased by $0.3 million from the nine months ended September 30, 2004. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The decline in investment income for the nine months ended September 30, 2005, occurred despite an increase in total cash and investments of $91.5 million, or 18.3%, to $592.8 million as of September 30, 2005, from $501.3 million as of September 30, 2004. Invested assets increased by $114.1 million or 24.7%, to $575.2 million as of September 30, 2005, from $461.1 million as of December 31, 2004, reflecting the investment of cash generated by 2004 asset sales and our initial public offering. Generally, the increase in cash and invested assets was due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 4.66% for the nine months ended September 30, 2005, compared to an average yield of 5.84% for the nine months ended September 30, 2004, excluding the effects of the non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers. This decline resulted from lower interest rates combined with the significantly larger amount of assets held in cash during the nine months ended September 30, 2005. The incentive payment made in 2004 was charged directly to the corporate and other segment, while all other net investment income is allocated to our various business segments on a pro rata basis based on the invested assets attributed to the business segment.

In conjunction with the application of GAAP purchase accounting requirements, assets attributed to the worksite insurance business, the senior insurance business and the acquired business all increased significantly, as evidenced by a comparison of segment assets in the segment tables shown in Note 8., Business Segments, from September 30, 2004, to September 30, 2005.

Commission and Fee Income

Commission and fee income increased $0.8 million, or 7.8%, to $11.0 million for the nine months ended September 30, 2005, from $10.2 million for the nine months ended September 30, 2004. Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the nine months ended September 30, 2005, decreased by $6.0 million to $0.3 million, from $6.3 million for the nine months ended September 30, 2004. The net gain realized on fixed maturity securities for the nine months ended September 30, 2005, totaled $0.2 million compared to a net gain realized on fixed maturity securities of $3.9 million for the nine months ended September 30, 2004. The net gain realized on equity securities for the nine months ended September 30, 2005, totaled $0.0 million compared to a net gain realized on equity securities of $2.4 million for the nine months ended September 30, 2004. The net gain realized on other investments for the nine months ended September 30, 2005, totaled $0.1 million compared to a net gain realized on other investments of $0.1 million for the nine months ended September 30, 2004. Other investments represent the assets purchased to support the deferred compensation liability of the company, and realized gains and or losses are directly offset with increases and or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.7 million, or 30.4%, to $3.0 million for the nine months ended September 30, 2005, from $2.3 million for the nine months ended September 30, 2004. In 2005, other income includes $0.3 million of proceeds from litigation settlements, resulting from our participation in various class action litigations. The remaining increases reflect increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $2.7 million, or 2.5%, to $109.8 million for the nine months ended September 30, 2005, from $107.1 million for the nine months ended September 30, 2004. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Policyholder benefits decreased $5.2 million, or 7.6%, to $63.0 million for the nine months ended September 30, 2005, from $68.2 million for the nine months ended September 30, 2004. This produced a benefits to premium ratio of 79.3% for the nine months ended September 30, 2005, compared to 88.3% for the nine months ended September 30, 2004. The benefits to premium ratio declined primarily as a result of the GAAP purchase accounting adjustments described in the next three paragraphs.

Worksite marketing policyholder benefits decreased $0.9 million, or 2.6%, to $33.1 million for the nine months ended September 30, 2005, from $34.0 million for the nine months ended September 30, 2004. This produced benefits to premium ratios of 73.8% for the nine months ended September 30, 2005, compared to 80.3% for the nine months ended September 30, 2004. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases in the near future. The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves.

Senior market policyholder benefits decreased $1.1 million, or 4.0%, to $26.4 million for the nine months ended September 30, 2005, from $27.5 million for the nine months ended September 30, 2004. This produced benefits to premium ratios of 82.2% for the nine months ended September 30, 2005, compared to 86.6% for the nine months ended September 30, 2004. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases in the future. The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves, partially offset by an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claims reserves.

Acquired business policyholder benefits decreased $3.2 million, or 47.8%, to $3.5 million for the nine months ended September 30, 2005, from $6.7 million for the nine months ended September 30, 2004. This produced benefits to premium ratios of 140.0% for the nine months ended September 30, 2005, compared to 214.0% for the nine months ended September 30, 2004. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases going forward. The benefits to premium ratio decreased as a result of this reduction in the increase in policy and contract reserves.

Insurance Commissions

Commission expenses increased $0.1 million, or 1.4%, to $7.3 million for the nine months ended September 30, 2005, from $7.2 million for the nine months ended September 30, 2004. The increase consists of normal increases related to increased renewal premiums.

General Insurance Expenses

General insurance expenses increased $11.4 million, or 58.2%, to $31.0 million for the nine months ended September 30, 2005, from $19.6 million for the nine months ended September 30, 2004. General insurance expenses for the nine months ended September 30, 2005, include approximately $10.0 million of incremental costs associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel, occupancy costs, infrastructure development, back-office expenses, director and officer and related types of insurance coverage, and costs associated with being a public company Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors. During the nine months ended September 30, 2005, we incurred $0.4 million in defense costs related to the ReliaStar Litigation and shut down costs of $0.3 million associated with the sale of our senior market insurance Ft. Myers agency office. We also incurred deferred compensation expenses of $0.1 million associated with the increase in market value of the deferred compensation plan. The deferred compensation expenses are directly offset with realized gains of the same amount.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.2 million, or 5.9%, to $3.6 million for the nine months ended September 30, 2005, from $3.4 million for the nine months ended September 30, 2004. Employment taxes related to additional staffing are the primary drivers of the nine months increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $11.2 million and $9.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in deferrals was primarily due to the increase in net new premiums in the worksite segment somewhat offset by the decrease in net new long-term care premiums in the senior market.

Our predecessor assigned a value to the insurance in force of acquired companies or blocks of insurance business at the date of acquisition. No companies or blocks of business were acquired in the nine months ended September 30, 2005 or 2004.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) decreased $4.0 million, or 58.8%, to $2.8 million for the nine months ended September 30, 2005, from $6.8 million for the nine months ended September 30, 2004. In accordance with GAAP purchase accounting requirements, our predecessor’s DAC and VOBA were eliminated, and a new VOBA was established for the value of the in-force business as of December 31, 2004. This adjustment resulted in decreased DAC and VOBA balances, which cause smaller amortization charges going forward, as evidenced by the $4.0 million amortization decrease in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carrybacks available. The effective income tax rates for the nine months ended September 30, 2004, and 2005 were 34.1% and 31.7% respectively. The variations in these rates is due to the fact that a portion of our consolidated income for the nine months ended September 30, 2005 resulted from a subsidiary that has net operating loss carrybacks available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company.

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Financial Results Overview

Net income for the three months ended September 30, 2005, decreased $2.3 million, or 63.9%, to $1.3 million from $3.6 million for the three months ended September 30, 2004. Contributing factors were increases in premiums and net investment income offset by an increase in general expenses and a decrease in realized investment gains, all of which are described in greater detail below. A decrease in pre-tax realized investment gains of $4.3 million, as discussed below, was a primary contributing factor.

Revenues

Total revenues for the three months ended September 30, 2005, decreased $2.0 million, or 4.9% to $38.8 million from total revenues of $40.8 million for the three months ended September 30, 2004. The primary factors causing the fluctuations are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the Three Months Ended September 30,
	2004				2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$3.4	$0.8	$—	$4.2	$4.9	$0.5	$—	$5.4	$1.5	$(0.3)	$—	$1.2
Renewal	11.2	12.6	—	23.8	11.2	13.3	—	24.5	—	0.7	—	0.7
Total	14.6	13.4	—	28.0	16.1	13.8	—	29.9	1.5	0.4	—	1.9
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	0.9	0.9	—	—	0.9	0.9	—	—	—	—
Total	—	—	0.9	0.9	—	—	0.9	0.9	—	—	—	—
Ceded
New	(0.2)	(0.6)	—	(0.8)	(0.8)	(0.3)	—	(1.1)	(0.6)	0.3	—	(0.3)
Renewal	(0.3)	(2.7)	0.1	(2.9)	(0.2)	(3.1)	—	(3.3)	0.1	(0.4)	(0.1)	(0.4)
Total	(0.5)	(3.3)	0.1	(3.7)	(1.0)	(3.4)	—	(4.4)	(0.5)	(0.1)	(0.1)	(0.7)
Net
New	3.2	0.2	—	3.4	4.1	0.2	—	4.3	0.9	—	—	0.9
Renewal	10.9	9.9	1.0	21.8	11.0	10.2	0.9	22.1	0.1	0.3	(0.1)	0.3
Total	14.1	10.1	1.0	25.2	15.1	10.4	0.9	26.4	1.0	0.3	(0.1)	1.2

(dollars in millions)

Worksite net new premiums increased $0.9 million, or 28.1%, to $4.1 million for the three months ended September 30, 2005, from $3.2 million for the three months ended September 30, 2004, due to increased sales volumes. New sales increased $0.6 million, or 19.4%, to $3.7 million for the three months ended September 30, 2005, from $3.1 million for the three months ended September 30, 2004, due to increased emphasis on this core business segment. Net renewal premiums increased $0.1 million, or 0.9%, due to the increased amount of insurance in force created by prior year sales.

Senior market net new premiums, comprised of long term care policies, remained unchanged at $0.2 million for the three months ended September 30, 2005, from $0.2 million for the three months ended September 30, 2004. New sales decreased $0.1 million, or 20.0%, to $0.4 million for the three months ended September 30, 2005, from $0.5 million for the three months ended September 30, 2004, due to the continuation of a sales decline that began in mid-2003, resulting from the discontinuance of an older product and the introduction of a new product with significantly higher premiums. Also contributing to the sales decline was our announcement earlier this year that we intend to sell or otherwise dispose of the Ft. Myers agency office and our announcement that we will stop actively underwriting new long term care insurance policies after December 31, 2005. Net renewal premiums increased $0.3 million, or 3.0%, due to the increased amount of insurance in force created by prior sales. This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.

Acquired business premiums decreased $0.1 million, or 10.0%, to $0.9 million for the three months ended September 30, 2005, from $1.0 million for the three months ended September 30, 2004. We and our predecessor have not acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income for the three months ended September 30, 2005, increased by $0.2 million from the three months ended September 30, 2004. Net investment income is primarily affected by changes in levels of invested assets and interest rates. For the three months ended September 30, 2005, average cash and investments increased by $109.5 million, or 22.8%, to $589.7 million from $480.2 million in the three months ended September 30, 2004. Although average cash and investments increased significantly during the three month period, net investment income only increased slightly primarily because of the shorter duration of invested assets during the three months ended September 30, 2005. As a result, the average yield on cash and invested assets on an amortized cost basis was 4.81% for the three months ended September 30, 2005, compared to an average yield of 5.71% for the three months ended September 30, 2004.

In conjunction with the application of GAAP purchase accounting requirements, assets attributed to the worksite insurance business, the senior insurance business and the acquired business all increased significantly, as evidenced by a comparison of segment assets in the segment tables shown in Note 8., Business Segments, from September 30, 2004, to September 30, 2005.

Commission and Fee Income

Commission and fee income increased $0.5 million, or 15.2%, to $3.8 million for the three months ended September 30, 2005, from $3.3 million for the three months ended September 30, 2004. Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the three months ended September 30, 2005, decreased by $4.3 million to $0.3 million, from $4.6 million for the three months ended September 30, 2004. The net gain realized on fixed maturity securities for the three months ended September 30, 2005, totaled $0.1 million compared to a net gain realized on fixed maturity securities of $2.2 million for the three months ended September 30, 2004. The net gain realized on equity securities for the three months ended September 30, 2005, totaled $0.0 million compared to a net gain realized on equity securities of $2.4 million for the three months ended September 30, 2004. The net gain realized on other investments for the three months ended September 30, 2005, totaled $0.1 million compared to a net gain realized on other investments of $0.0 million for the three months ended September 30, 2004. Other investments represent the assets purchased to support the deferred compensation liability of the company, and realized gains and or losses are directly offset with increases and or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.4 million, or 50.0%, to $1.2 million for the three months ended September 30, 2005, from $0.8 million for the three months ended September 30, 2004. In the three months ended September 30, 2005, other income includes $0.3 million of proceeds from litigation settlements, resulting from our participation in various class action litigation. The remaining increases reflect increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $1.6 million, or 4.5%, to $36.8 million for the three months ended September 30, 2005, from $35.2 million for the three months ended September 30, 2004. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Policyholder benefits increased $0.2 million, or 0.9%, to $21.9 million for the three months ended September 30, 2005, from $21.7 million for the three months ended September 30, 2004. This produced a benefits to premium ratio of 82.8% for the three months ended September 30, 2005, compared to 85.8% for the three months ended September 30, 2004. The benefits to premium ratio declined primarily as a result of the GAAP purchase accounting adjustments described in the next three paragraphs.

Worksite marketing policyholder benefits increased $0.7 million, or 6.5%, to $11.5 million for the three months ended September 30, 2005, from $10.8 million for the three months ended September 30, 2004. This produced benefits to premium ratios of 76.1% for the three months ended September 30, 2005, compared to 76.8% for the three months ended September 30, 2004. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases in the future. The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves, partially offset by higher benefit ratios in certain disability income cases.

Senior market policyholder benefits remained unchanged at $8.8 million for the three months ended September 30, 2005, from $8.8 million for the three months ended September 30, 2004. This produced benefits to premium ratios of 85.2% for the three months ended September 30, 2005, compared to 87.1% for the three months ended September 30, 2004. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases in the future. The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves, partially offset by an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claims reserves.

Acquired business policyholder benefits decreased $0.5 million, or 25.0%, to $1.5 million for the three months ended September 30, 2005, from $2.0 million for the three months ended September 30, 2004. This produced benefits to premium ratios of 164.0% for the three months ended September 30, 2005, compared to 197.8% for the three months ended September 30, 2004. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases going forward. The benefits to premium ratio decreased as a result of this reduction in the increase in policy and contract reserves.

Insurance Commissions

Commission expenses decreased $0.2 million, or 8.3%, to $2.2 million for the three months ended September 30, 2005 from $2.4 million for the three months ended September 30, 2004. The decrease resulted from an increase in direct commissions of $0.2 million offset by an increase in ceded commissions of $0.4 million, which are generated from the fluctuations in direct and ceded premiums.

General Insurance Expenses

General insurance expenses increased $3.2 million, or 45.1%, to $10.3 million for the three months ended September 30, 2005, from $7.1 million for the three months ended September 30, 2004. General insurance expenses for the three months ended September 30, 2005, include approximately $3.5 million of incremental costs associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel, occupancy costs, infrastructure development, back-office expenses, director and officer and related types of insurance coverage, and costs associated with being a public company Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors. During the three months ended September 30, 2005, we incurred $0.2 million in defense costs related to the ReliaStar Litigation and shut down costs of $0.3 million associated with the sale of the Fort Myers agency. We also incurred deferred compensation expenses of $0.1 million associated with the increase in market value of the deferred compensation plan. The deferred compensation expenses are directly offset with realized gains of the same amount.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.1 million, or 9.1%, to $1.2 million for the three months ended September 30, 2005, from $1.1 million for the three months ended September 30, 2004. Employment taxes related to additional staffing are the primary drivers of the increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $4.0 million and $3.2 million for the three months ended September 30, 2005 and 2004, respectively. The increase in deferrals was primarily due to the increase in net new premiums in the worksite segment somewhat offset by the decrease in net new long-term care premiums in the senior market.

Our predecessor assigned a value to the insurance in force of acquired companies or blocks of insurance business at the date of acquisition. No companies or blocks of business were acquired in the three months ended September 30, 2005 or 2004.

The amortization of DAC and VOBA decreased $2.0 million, or 80.0%, to $0.5 million for the three months ended September 30, 2005, from $2.5 million for the three months ended September 30, 2004. In accordance with GAAP purchase accounting requirements, our predecessor’s DAC and VOBA were eliminated, and a new VOBA was established for the value of the in-force business as of December 31, 2004. This adjustment resulted in decreased DAC and VOBA balances, which cause smaller amortization charges going forward, as evidenced by the $2.0 million amortization decrease in the three months ended September 30, 2005, compared to the three months ended September 30, 2004.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carrybacks available. The effective income tax rates for the three months ended September 30, 2004, and 2005 were 35.6% and 32.1% respectively. The variations in these rates is due to the fact that a portion of our consolidated income for the three months ended September 30, 2005 resulted from a subsidiary that has net operating loss carrybacks available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the net income from this subsidiary has a tax rate of zero due to the use of net operating losses to offset taxable income incurred, which reduces the effective tax rate for the consolidated company.

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

As of September 30, 2005, KMG America had outstanding debt of approximately $15.6 million because a portion of the purchase price for the Kanawha acquisition was paid in the form of a $15.0 million subordinated promissory note with a five-year term beginning on the closing date of the acquisition. Interest on the promissory note is accruing at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable. The terms of the promissory note limit KMG America’s and Kanawha’s ability to incur additional debt. KMG America maintains a $2.0 million line of credit available to meet short-term cash flow needs.

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

We anticipate that these costs will be offset over time by increased sales production resulting from hiring additional sales personnel and increased cross-selling, as well as efficiencies resulting from greater scale. However, during 2005, we do not expect that the anticipated costs described above to implement our business strategy will be offset by incremental revenues, resulting in an aggregate net use of cash in 2005. As of September 30, 2005, we had disbursed approximately $9.8 million of those costs, net of investment income. We expect that net incremental cash flows resulting from the increased sales production and efficiencies anticipated from our new business strategy will be positive after 2005 but can provide no assurance that this will occur.

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

The table below shows our predecessor’s and our net cash flows in the indicated periods:

	Predecessor	KMG America
	For the Nine Months Ended September 30,
Net cash provided by (used in):	2004	2005
	(dollars in thousands)
Operating activities	$14,358.6	$23,179.0
Investing activities	7,669.2	(122,955.3)
Financing activities	—	—
Net change in cash	$22,027.8	$(99,776.3)

Cash Flows for the Nine Months Ended September 30, 2004 and 2005. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

Other changes in cash flows for the nine months ended September 30, 2004, and September 30, 2005, are as follows:

We held approximately $117.4 million in cash at December 31, 2004, primarily consisting of cash proceeds from sales and maturities of our invested assets and from our initial public offering of common stock. We invested a significant portion of this cash in the first nine months of 2005, resulting in the net cash outflow from investing activities of $123.0 million for the nine months ended September 30, 2005. This produced a corresponding increase in invested assets.

Other assets increased by $14.4 million in the nine months ended September 30, 2004, primarily representing a $14.0 million receivable for a securities trade that had not settled as of September 30. Other assets decreased by $3.5 million in the nine months ended September 30, 2005, primarily as a result of the receipt of $2.2 million of securities trade receivables as of December 31, 2004 and the receipt of other miscellaneous receivables of $1.4 million that represent routine timing of payments and receipts.

Accounts payable and accrued expenses increased by $7.0 million in the nine months ended September 30, 2004, primarily due to a $6.7 million increase in reinsurance settlements due related to the acquired business. These balances increased by $14.1 million in the nine months ended September 30, 2005, primarily resulting from the purchase of $12.6 million of securities in which the settlement had not occurred as of September 30 in addition to a $1.8 million increase in reinsurance settlements due related to the acquired business.

As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Federal income tax recoverable increased by $1.2 million as a result of losses incurred in Kanawha Insurance Company that will be carried back to prior years. The deferred tax asset increased by $4.8 million and the deferred tax liability increased by $5.8 million. The combination of the three items resulted in a net decrease in tax liabilities of $0.2 million, inclusive of a decrease of $1.7 million related to the decrease in fair market value of invested assets.

Investments

The following table summarizes the unrealized gains and losses in our investment portfolio as of September 30, 2005. Effective December 31, 2004, the Company recorded the Predecessor’s investments at fair value and thereby eliminated all unrealized gains and losses in the Predecessor’s portfolio, as part of the application of GAAP purchase accounting requirements.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at September 30, 2005:
U.S. treasury securities	$8,118,859	$——	$118,775	$8,000,084
U.S. government agency securities	30,294,615	108,943	237,684	30,165,874
States and political subdivision securities	14,386,707	62,487	69,215	14,379,979
Foreign bonds	36,974,837	136,264	457,995	36,653,106
Corporate bonds	188,359,609	807,892	3,816,323	185,351,178
Mortgage/asset-backed securities	245,934,141	757,220	1,668,875	245,022,486
Preferred stocks—redeemable	10,321,562	——	249,883	10,071,679
Subtotal, fixed maturity securities	534,390,330	1,872,806	6,618,750	529,644,386
Equity securities	36,000	——	17,500	18,500
Securities available for sale	$534,426,330	$1,872,806	$6,636,250	$529,662,886

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

At September 30, 2005, all securities in a continuous loss position for more than six months were reviewed for potential impairments, with decisions made specifically for each security. In the third quarter of 2005, other than temporary impairments were recognized on two securities, Delta Airlines and NWA (Northwest Airlines) Leasing, resulting in total impairment charges of $0.2 million. These impairments were recognized in light of bankruptcy filings and rating downgrades that occurred in the quarter.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief

Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There was no change in our internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The disclosure made in the first two paragraphs of Note 7., Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discuss certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In our initial public offering, we issued 21,735,000 shares of common stock, par value $0.01 per share, pursuant to registration statement no. 333-117911, which was declared effective by the Securities and Exchange Commission on December 14, 2004. The net proceeds from the initial public offering, after deducting the underwriting discount and offering expenses payable by us, were approximately $188.0 million. From December 14, 2004, through and including September 30, 2005, we applied the net proceeds of the offering as follows:

•

$130.0 million of the net proceeds were used to fund the cash portion of the purchase price to acquire all of the outstanding common stock of Kanawha, and approximately $0.8 million of the net proceeds was used to pay our fees and expenses incurred in connection with the Kanawha acquisition.

•

Approximately $9.8 million of the net proceeds were used to fund negative cash flow associated with initial start-up costs and other expenditures, including expenditures to open our principle executive offices in Minneapolis, Minnesota and regional sales offices in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities.

•

The remaining net proceeds, approximately $47.4 million, were invested in short- and long-term, fixed maturity, interest bearing investments to be used for working capital needs and other general corporate purposes, including, among other things, (i) to fund additional start-up costs and other expenditures, including opening additional facilities in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities and (ii) to maintain the required capital of Kanawha, our insurance subsidiary, at the level necessary to achieve our desired rating agency financial strength ratings and to comply with applicable regulatory requirements as we grow our insurance business.

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

KMG AMERICA CORPORATION (Registrant)
Date: November 14, 2005	By:	/s/ Scott H. DeLong III
Name: Scott H. DeLong III Title: Senior Vice President & Chief Financial Officer (Principal Financial Officer)
Date: November 14, 2005	By:	/s/ Robert E. Matthews
Name: Robert E. Matthews Title: Executive Vice President, Chief Financial Officer & Treasurer of Kanawha Insurance Company (Principal Accounting Officer)