Form 10-K
period 2005-12-31
KMG America CORP
filed 2006-03-14
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-32377

KMG AMERICA CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	20-1377270 (I.R.S. Employer Identification No.)
12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota (Address of Principal Executive Offices)	55343 (Zip Code)

Registrant’s telephone number, including area code: (952) 930-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, as of June 30, 2005, was approximately $213,598,284 computed by reference to the price at which common equity was last sold on June 30, 2005.

As of February 17, 2006, the number of shares of Common Stock outstanding was 22,125,998.

Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 18, 2006, are incorporated in Part III by reference. The exhibit index to this Form 10-K begins on page 119 of this Form 10-K.

KMG AMERICA CORPORATION

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

Factors that might cause or contribute to differences between actual results and those expressed in our forward-looking statements include, but are not limited to, those discussed in Items 1A and 7 of this report, which are incorporated herein by reference. Caution should be used when extrapolating historical results to future periods. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of Initial Public Offering, Kanawha Acquisition and Nature of Operations

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004. We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.” Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products that historically have been marketed primarily in the southeastern United States, but are now actively marketed nationwide.

Kanawha, the primary operating subsidiary of KMG America, is licensed to issue life, accident and health insurance. Kanawha is domiciled in South Carolina. Kanawha has one wholly owned subsidiary, Kanawha HealthCare Solutions, Inc., a third-party administrator with operations in Lancaster and Greenville, South Carolina, and one wholly owned indirect subsidiary, Kanawha Marketing Group, Inc.

Our primary businesses are life and health insurance risk assumption, third-party administration and medical management services. Included in risk assumption are our product lines of individual and group life, annuity, supplemental health, excess risk long-term disability and short-term disability. On October 5, 2005, we sold our agency office in Ft. Myers, Florida that distributes senior market insurance products, and we ceased actively underwriting new long –term care insurance after December 31, 2005. We will retain and actively manage our existing block of in force long-term care insurance policies. Our third-party administration and medical management businesses include a wide array of services with the primary emphasis in the offering of administrative services-only products.

Before we acquired Kanawha, its marketing efforts and sales were primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina. Since the acquisition, we have begun to implement our business strategy to market Kanawha’s products and services nationwide.

Substantially all of our revenues are attributable to customers in the United States and substantially all of our assets are located in the United States.

For accounting purposes, Kanawha is treated as our predecessor entity and is referred to in this report as our “predecessor.” For financial reporting purposes, we have treated the acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to our predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004. Accordingly, financial information in the following discussion that relates to our predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the year ended 2004 are reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition. Financial information relating to our financial position as of December 31, 2004 and 2005, has been adjusted for GAAP purchase accounting adjustments reflecting the acquisition.

Business Segments

Our operations consist of three primary business segments: worksite insurance business, senior market insurance business and third-party administration business. For the year ended December 31, 2005, the worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $60.5 million, which accounted for 49.8 % of our premiums, commissions and fees, excluding intercompany payments. For the year ended December 31, 2005, the senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $42.2 million, which accounted for 34.8% of our premiums, commissions and fees, excluding intercompany payments. For the year ended December 31, 2005, the third-party administration business produced premiums, commissions and fees, excluding intercompany payments, of $14.3 million, which accounted for 11.7% of our premiums, commissions and fees, excluding intercompany payments. See the consolidated financial statements, the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report for information regarding our revenues, profits and losses and total assets by business segment.

Worksite Insurance Business

Our worksite insurance business is a provider of life and health insurance products to employers and their employees. Our predecessor’s marketing and sales efforts were primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina. Since acquiring our predecessor, we have begun to implement our business strategy to market our products nationwide.

Our worksite insurance business underwrites primary insurance products including life insurance, disability insurance, dental insurance, indemnity health insurance (which provides benefits to cover many costs incurred upon the occurrence of an accidental injury or sickness), employer excess risk insurance and critical illness insurance. Our insurance products are marketed through an internal sales force and independent insurance agents to brokers, consultants, employers and other worksite producers. Most of our worksite insurance products are voluntary products, where the employer or association offers the products to its employees or members as part of an array of insurance and health benefits from which the employee or member may choose. The individual employee or member elects which products to purchase and the premiums are paid by the employee or group member. The employer will often deduct the premium from the employee’s periodic paycheck and remit the premium to us. Some of our worksite marketing products are group products where the employer or association pays the premiums for insurance benefiting its employees or members as part of the employee’s or member’s compensation package. Our employer excess risk insurance is sold exclusively to employers who self-fund health benefits.

Most of the insurance products offered by our worksite insurance business are underwritten by us and the primary underwriting risk under the policies is retained by us. Some of the insurance products marketed by us are underwritten by other insurance companies who retain the underwriting risk. We refer to insurance products underwritten by other carriers, but sold by us, as in-sourced products. Our worksite insurance business is licensed to offer group and individual life and health insurance products in 46 states. The earnings reported in any period for our worksite insurance business generally depends on growth in underwritten business, business mix, persistency of business in force, benefit payouts and administrative expenses incurred.

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

•

Disability insurance. Disability insurance protects against the loss of wages due to illness or accidental injury. Disability insurance generally provides income replacement on a weekly or monthly basis while disabled.

•

Dental insurance. Dental insurance generally covers all or a portion of the costs of diagnostic and preventative dental and orthodontic services. It generally is offered on a voluntary basis and provides benefits on a reimbursement basis.

•

Critical illness insurance. Critical illness insurance is designed to fill financial gaps not covered by health, disability, life and accident insurance policies when insureds are diagnosed with a critical illness.

•	Indemnity health insurance. Indemnity health insurance provides benefits to cover many costs incurred upon the occurrence of an accidental injury or sickness.
•	Employer excess risk insurance. Employer excess risk insurance provides insurance protection to employers who self-fund a portion or all of employee health benefits.

In addition to marketing the products discussed above, our worksite insurance business works with each employer or association to assess its unique insurance requirements and to create a customized, bundled package of insurance products and services designed to meet those requirements. The package may consist of insurance products and services offered by our worksite insurance business and/or in-sourced products underwritten by other insurance carriers.

Marketing and Distribution

Most of the products sold by our worksite insurance business are sold to individuals through their employer or other group of which they are a member. This is a marketing and distribution effort that we refer to as worksite marketing. Worksite marketing sales generally have two components:

•	group products, where the employer or association pays the premiums for insurance that covers the employee or member as part of the employee’s or member’s compensation package; and
•

voluntary individual products, where the employee or member elects to purchase supplemental coverage and/or additional insurance products not sponsored by the employer or association, and the employee or member pays the premiums, which are often deducted from the employee’s or member’s pay and submitted to the insurance company by the employer or association.

Most of our worksite insurance products are sold as voluntary products; however some are sold as employer-paid group products.

Prior to our acquisition of Kanawha, the majority of our worksite marketing business was marketed through independent insurance agents. Since the acquisition, we have been developing an internal sales force that markets our worksite products nationwide to larger employers and groups. Both the independent agents and our internal sales force call on employers, consultants, brokers and other intermediaries that arrange to present product offerings to sponsoring employers or groups located throughout the United States. In general, intermediaries involved in placing our worksite products with employers or groups receive a brokerage commission and/or other fee arrangement which is a percentage of gross premiums generated from the placement. Our worksite marketing business currently uses independent agents to target small employers and groups generally having fewer than 200 individual employees or members and our internal sales force to target larger employers and groups with 50 to 10,000 employees.

Worksite Insurance Competition

We face competition from many firms in the life and health insurance industry, but we believe a limited number of companies participate in the market in the same manner as we do. We view the worksite marketing segment of the life and health insurance business as being composed of three different types of companies: (1) companies selling primarily group insurance products, (2) companies selling primarily voluntary insurance products and (3) companies offering both group and voluntary insurance products, but through separate distribution channels. We believe that most insurers competing in the worksite market tend to focus on either the group market or the voluntary market, with very few competitors focused on offering both group and voluntary products through the same sales organization, which is how we operate. We believe the fastest growth in the worksite insurance market in the future will be achieved by those insurers offering both group and voluntary products where cross-selling and product packaging opportunities are significant.

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

Senior Market Insurance Business

Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance products that this business has offered include long-term care insurance that we underwrote and Medicare supplement insurance underwritten by another carrier. Long-term care insurance protects the insured from the costs of long-term care services. These services include nursing homes, assisted living facilities, adult day care and home health care. Our long-term care insurance products were underwritten by us and we continue to bear the underwriting risk. A portion of this risk is reinsured. Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits. The Medicare supplement insurance currently sold by us is underwritten by Mutual of Omaha which bears the underwriting risk. Our predecessor ceased underwriting its own Medicare supplement insurance in 2003, but Medicare supplement insurance policies that it underwrote prior to 2003 are still in force.

On October 5, 2005, we sold our agency office in Ft. Myers, Florida that was primarily responsible for distributing our senior market insurance products. In conjunction with the sale of the Ft. Myers agency office, we decided not to actively underwrite long-term care insurance policies after December 31, 2005. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability of future claims). We also intend to continue offering, through our worksite distribution channel, Medicare supplement insurance underwritten by another carrier.

Significant factors that contributed to our decision to sell the Ft. Myers, Florida agency office and cease actively underwriting long-term care insurance policies include, among others: (1) sales for this business were significantly lower than originally projected; and (2) the lack of strategic fit between the underwriting and distribution of long-term care products and our current strategy of focusing on worksite marketing of life and health insurance products.

Third-Party Administration Business

Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business including our existing in force policies. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, and managed care plans. Our third-party benefits administration business focuses on three primary services: insured products administration; self funded health care plan administration; and managed care services. As of December 31, 2005, our third-party administration business employed 320 individuals. Based on 2004 revenues, our predecessor ranked in the top 18% of the 386 third-party plan administrators that are members of the Society of Professional Benefit Administrators, or SPBA. This ranking was based on SPBA’s most recently released directory for 2004.

Insured Products Administration

As of December 31, 2005, our third-party administration business administered over 240,000 in force insurance policies, including a wide variety of voluntary, group and individual insurance and reinsurance products. The primary responsibility of our third-party administration business is to administer the products underwritten by our worksite insurance business and our senior market insurance business, and most of the products administered by the third-party administration business are products underwritten by our insurance businesses. In addition, the third-party administration business administers various insurance products underwritten by other insurance companies, including Metropolitan Life Insurance Company, AXA Financial, Inc., Blue Cross & Blue Shield affiliates [and several reinsurance companies]. The insurance products that our third-party administration business administers include long-term care insurance, group and individual life and health insurance, accident and health and cancer insurance and group and individual dental insurance. The insurance administration services we provide include: underwriting and policy issuance; claims management; reinsurance administration; and customer service and support.

Self-Funded Health Care Plan Administration

As of December 31, 2005, our third-party administration business provides plan administration services for over 134,000 employees or members of employers or associations that self insure their health care benefits. We administer preferred provider organization plans, point-of-service plans, health maintenance organization plans, indemnity plans and other healthcare plans provided by independent organizations as well as plans provided by our worksite insurance business and senior market insurance business. The self-funded health plan administration services provided include: claims administration; eligibility administration; call center administration; design and coordination for customized plans; administration of Health Reimbursement Accounts, or HRAs, which are employer-funded accounts provided to employees for reimbursement of qualifying medical expenses and the reimbursements are excludable from employee gross income; and administration of dental and short-term disability insurance plans.

Managed Care Services

Our third-party administration business also provides managed care services through our own proprietary provider network of over 14,800 providers, with over 30 leased networks nationwide and our Utilization Review Accreditation Commission, or URAC, accredited medical management unit. The managed care programs and services we provide include: utilization and case management (a process through which an insurer assesses, plans, implements, coordinates, monitors and evaluates options and services to meet an individual’s health needs using communication and available resources to promote quality care and cost effective outcomes) and outpatient review; maternity management; disease management (a system of coordinated healthcare intervention and communication for patients with conditions in which the patients typically take a significant role in their own care); data aggregation and predictive modeling; and on-site and 24-hour nurse triage. These programs are administered by a medical management staff of 21 nurses and a medical director.

Third-Party Administrative Services Competition

The third-party administrative services business tends to be highly competitive and highly fragmented. There are a number of third-party administration firms which compete primarily on the basis of service, efficiency and cost. These competitors range from small local firms to large national firms and include a number of third-party divisions of insurance companies and general agencies. Our administrative services business also competes indirectly in certain services provided by general outsourcing firms. In some cases, third-party administration platforms of larger, well-established companies may have substantially greater financial, management and marketing resources than our third-party administration business. However, we view our third-party administration business as an integral complementary component of our worksite marketing product strategy going forward and also believe that our additional resources resulting from our initial public offering in December 2004 will enhance our ability to obtain additional third-party administrative service business.

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

Customers

We have many customers that purchase our insurance products, and we are not dependent on any single customer, or group of customers in any of our business segments. No single customer represents more than ten percent of our total consolidated revenue. Longstanding relationships exist with many customers who purchase products on a recurring basis, and we continually attempt to maintain and improve these relationships. The loss of business from these customers or an increase in business from these customers could have a significant impact on the results of our operations.

Competitive Factors

We believe that the factors that enable us to compete effectively include:

An experienced management team and an entrepreneurial culture. We have a talented and experienced management team both at the holding company level and at each of our operating businesses. Our management team is led by our chairman, president and chief executive officer, Kenneth U. Kuk, who has 18 years of experience in the life insurance industry. Stanley D. Johnson has been the chief executive officer of Kanawha since 1986 and is a member our board of directors. Members of our executive management team have an average of over 20 years of experience in the life and health insurance industry, including experience in the areas of executive management, underwriting, marketing, distribution, claims processing, actuarial, legal, finance and investments. We believe this experience is useful in executing our business strategy to grow our own nationwide worksite marketing operation and marketing our insurance products nationwide. We promote a set of corporate values and a common corporate culture that we believe enables us to take advantage of business ideas, risk management expertise and focus on regulatory compliance across our businesses. We reward and encourage entrepreneurship at each business segment, in part with a performance-based compensation system.

Strong relationships with key clients, distributors and industry personnel. Our executive managers, senior executives and sales managers have strong relationships with existing and potential worksite market customers through the United States, which include employers, VBOs, enrollment firms, internal wholesalers, employee benefit consultants and national and regional insurance brokers. We believe that the strength of these distribution relationships enables us to market our products and services in an effective and efficient manner and will be instrumental in our nationwide worksite marketing.

A broad product mix of both voluntary and group insurance products offered through an integrated distribution platform. We offer a variety of products that meet the needs of group and voluntary customers throughout various stages of their development and lifecycles. We have the capability to package our insurance products, insurance products from other carriers and administrative services options as a “total solutions” package to our clients and customers. We do not believe this can be duplicated easily by our competitors. We believe our insurance operations combined with products in-sourced from other carriers and administrative services options provided by our third-party administration business provide the foundation for significant product cross-selling and product extension opportunities. We believe that persistency and profitability are enhanced by offering a wide variety of insurance products to group and voluntary customers.

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

A disciplined approach to underwriting and risk management. We have implemented a disciplined underwriting and risk management policy. We focus on generating profitability through careful analysis of risks and draw on our experience in core specialized markets. We closely monitor regulatory and market developments and adapt our approach as we deem necessary to achieve our underwriting and risk management goals. For example, we have exited products in which we were not achieving acceptable profitability or that do not fit with our worksite marketing strategy and we intend to introduce new products in insurance environments that are more favorable. Our worksite and third party administration businesses offer a diverse mix of products and services throughout the United States. These products and businesses generally are not affected in the same way by economic and operating trends, which we believe allows us to maintain a greater level of financial stability than many of our competitors across business and economic cycles. We expect our product and geographic diversity to further increase as we continue to implement our business strategy by expanding our product mix and implementing our nationwide marketing effort. We are focused on loss containment, and we purchase reinsurance as a risk management tool to diversify our risk and protect against unexpected catastrophic events.

Excellent financial strength. As of December 31, 2005, we had approximately $ 797 million of total assets and approximately $187 million of shareholders’ equity. Kanawha, our insurance subsidiary, has financial strength ratings of A- (excellent) from A.M. Best and A- (strong) from S&P, both with a stable outlook. These ratings reflect each rating agency’s current opinion of Kanawha’s financial strength, operating performance and ability to meet obligations to policyholders and contract holders. We employ a conservative investment policy and our portfolio primarily consists of high grade, fixed income securities. As of December 31, 2005, we had approximately $576 million of cash and investments, consisting primarily of investment grade bonds with an average rating of “AA-”. We believe our solid capital base and overall financial strength allow us to distinguish ourselves from our competitors and enable us to attract clients that are seeking an insurance company with long-term financial stability.

Business Strategy

Our objective is to transform our historical position as a regional voluntary life and health insurance company into a national life and health insurance company with an expanded product mix and nationwide marketing focus. We intend to achieve this objective by executing the following strategies in pursuit of profitable growth:

Expand our experienced management team. We continue to hire personnel with a significant amount of experience in the life and health insurance industry, particularly with experience in key areas within the organization. We believe this diverse experience is useful in executing our business strategy to quickly grow our own national worksite operation.

Develop a nationwide marketing organization primarily focused on worksite marketing. We believe that one of our critical success factors is to build a national sales and marketing organization that is focused on the worksite market. We believe the creation of such an organization, combined with implementation of our product development strategy, is the foundation for our growth plan. To implement our strategy to grow our worksite marketing operation we are taking the following actions:

•

Continue to hire employees with worksite marketing sales experience. We intend to continue to recruit additional insurance executives with experience in marketing worksite products to sponsoring employers and third parties including VBOs, enrollment firms, internal wholesalers, employee benefit consultants, brokers and other parties. As part of our strategy to expand our product mix and to expand our geographic coverage of our sales and marketing efforts, we have hired and intend to continue hiring individuals who have experience with the new products that we intend to introduce and with customer relationships in the new geographic areas that we are targeting.

•

Target larger employers nationwide. Our new and expanding internal sales force is targeting employers with 100 to 10,000 employees. This target market includes over 290,000 businesses in the United States according to Dun & Bradstreet. Historically, our predecessor concentrated on employers having less than 200 individual employees. We believe that with our enhanced marketing organization and expanding sales force, we are well equipped and will become even better equipped to serve larger employer sponsor groups. Targeting larger employers or groups with larger numbers of employees or members should enable us to sell more insurance premiums with lower sales, marketing, administrative and other overhead costs per premium dollar, which should improve our profit margins on worksite insurance products.

•

Offer performance-based equity compensation incentives. We offer performance-based equity compensation incentives for our sales and marketing employees that emphasize profitability, sales volume, cross-selling our products and services and bundling packages of the products that we market. These incentives include equity incentive awards, such as awards of options to purchase our common stock. Generally, our competitors do not offer similar broad-based equity incentive awards, which gives us an advantage in continuing to hire and retain talented sales and marketing personnel. We believe that offering performance-based equity incentives increases our sales and profitability by aligning the interests of our marketing employees with our sales and profitability objectives.

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

•

Target specific market niches for small employers nationwide. Historically, our predecessor targeted small employers and groups in the southeastern United States generally having less than 200 individual employees or members through a network of independent agents. We are growing our presence in this niche market by expanding the geographic focus of our independent sales agents to focus on select markets nationwide.

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

Develop client-focused strategy. We believe that long-term success in the worksite market is predicated on a client-driven strategy often missing in the market today. We focus on the unique requirements of sponsoring employers and worksite intermediaries. To satisfy our customers’ individual insurance requirements, we are working to offer more bundled packages of multiple insurance products and services that are tailored to meet our customers’ needs. These bundled solutions are to be marketed by our internal sales force and independent agents and will include both group policies as well as voluntary policies traditionally marketed by independent agents. Many of these bundled solutions will utilize products and services provided by both our worksite marketing business and our third-party administration business. For example, we can provide a full insurance solution for an employer that is self insuring its employees by bundling: (1) administration and claims handling services relating to the self-insured plan; (2) a medical stop-loss product which caps our clients self-insured exposure; (3) group and voluntary insurance product offerings underwritten by us as part of an employee benefit package; and (4) insurance products from other insurance carriers structured to fulfill group and voluntary insurance product needs that we do not underwrite ourselves.

Improve the efficiency of our third-party administration business. Our business strategy is to grow our third-party administration business primarily by having it administer the increasing volume of policies and products that we anticipate will be sold by our worksite insurance business. We believe that our third-party administration business has the capacity to administer additional policies and that as this business administers a higher volume of policies, our per policy administration costs will decrease and our consolidated net profits will increase. We have undertaken several initiatives to improve our use of technology in 2005 that are directly aimed at reducing our administrative costs and becoming more efficient in providing both enrollment and policy maintenance services. While increasing the volume of insurance products administered for unrelated third parties will not be a primary growth initiative for this business, as our national worksite marketing business develops we intend to opportunistically market our third-party administration services to other insurance carriers and reinsurers, as well as our traditional end client base, such as self-insured plans, stop loss insurers, pharmacy benefit organizations and various managed care service providers.

Improve capital management. We intend to manage our capital prudently relative to our risk exposure to enhance risk-adjusted returns on investments and long-term growth in shareholder value. Our capital management strategy is to maintain financial strength through conservative and disciplined risk management practices. We do this through product design, strong underwriting and risk selection and prudent claims management and pricing. In addition, we maintain a conservative investment portfolio management philosophy and manage our invested assets so their maturities match the duration of our insurance product liabilities. We manage our business segments so that they have the appropriate level of capital required to obtain the ratings necessary to operate in their markets and to satisfy various regulatory requirements. We are also evaluating and implementing cost-cutting measures in each of our business lines.

Maintain a disciplined risk management approach. We maintain a disciplined risk management approach through flexible underwriting and pricing strategies, diversification of products, industry, geography and customers and the use of reinsurance. We are focused on profitable products and markets and a flexible approach to product design. We have implemented a collaborative effort between our marketing and underwriting teams that we believe permits us to opportunistically take advantage of sales opportunities and underwrite profitable policies. We continuously evaluate the profitability of our products and pursue pricing strategies and adjust our mix of business by geography and by product so that we can maintain attractive pricing and margins. We seek to price our products at levels which help us achieve our target profit objectives.

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

Diversification

We diversify our earnings from premiums by offering a diverse set of voluntary life and health, indemnity health, critical illness, Medicare supplement insurance, group life, long- and short-term disability, stop loss insurance and other coverages. These products all have differing price, market and risk characteristics. The underwriting risk on life insurance is generally diversified because covered lives of individuals are typically relatively independent of each other. Natural and man-made catastrophes, such as terrorist attacks, are the one exception where numerous life insurance claims may occur at once. Geographic diversity of insureds is generally the best protection from such risks. The recently enacted federal terrorism act that provides a backstop to the insurance industry excludes life insurance exposures. In addition to the increased risk due to terrorism, there is significant risk from epidemics such as the avian bird flu, SARS or West Nile viruses or other diseases that can spread quickly around the world given the increasing levels of individual travel, commerce and interdependency between nations involved in a global economy. We could be materially impacted by any one of these events if they were to strike a significant block of our insureds within a short period of time. Currently, our worksite products in force are predominantly spread among different employers throughout the southeastern United States, although we are actively marketing nationwide. We will continue to monitor these “macro” issues on an ongoing basis and will evaluate concentrations of risk as part of our underwriting process to optimize the diversification of risk exposures. Our product and geographic diversification should improve as we implement our strategy to develop a nationwide worksite insurance business with expanded product offerings.

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

Our individual life and disability insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual insurance products. We may require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-

rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested.

In certain states, particularly Florida, consistent with other carriers offering long-term care insurance policies, our long-term care insurance claims have exceeded those anticipated when our predecessor first priced the policies. Our cumulative claims experience for long-term care products in the state of Florida has been approximately 25% higher than expected and approximately 50% higher than our average claims rates for all other states in which we have long-term care policies in force. As a result, we have filed for and obtained rate increases in the range of 5.0% to 18.5% on policies in force in the majority of states in which we have long-term care policies in force. These rate increases have generally taken effect on each policyholder’s next anniversary date. Rates for our newest generation of long-term care policies are from 20% to 35% higher than for earlier generations. We believe that the rate increases we have obtained on older generations should eventually bring their rates in line with the newest generation. We intend to continue to monitor our long-term care insurance in force and make further pricing adjustments to these policies as contractually permitted and as experience justifies, subject to receiving approval from state insurance departments. While we can provide no assurance, we expect that actions already taken and which we foresee in the near future will allow us to improve the profitability of our long-term care business.

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

Reinsurance is either provided on a treaty basis or a facultative basis, and is generally structured in the proportional form or an excess of loss basis for both individual losses and losses in the aggregate. In an indemnity reinsurance transaction offered on a treaty basis, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. These agreements provide for recovery of a portion of losses and associated loss expenses from reinsurers. These losses and loss expenses refer to the expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs plus losses incurred with respect to claims. The terms of these agreements, which are typical for agreements of this type, generally provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of our retention limits (the amount of loss per individual or in the aggregate that we are willing to absorb). For excess of loss coverage, we pay premiums to the reinsurers based on rates negotiated and stated in the treaties. For proportional reinsurance, we pay premiums to the reinsurers based upon percentages of premiums received by us on the business reinsured and the reinsurer accepts a proportional percentage of the risk on the reinsured business. These agreements are generally terminable as to new risks by us or by the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer. The other common form of reinsurance is referred to as facultative reinsurance in which a specific risk is insured, such as upon the cession of a specific portion of a large insurance policy. In this form of reinsurance the reinsurer has the option to accept or decline the risk.

In most cases in which we choose to reinsure an underlying exposure, we expect to purchase reinsurance on a treaty basis and either in the form of proportional or excess of loss coverage, depending on the underlying properties of the insurance products. In select cases, we may purchase reinsurance on a facultative basis in cases in which we have high exposures on specific individual insured risks.

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

•

Group medical stop loss. We reinsure our specific stop loss insurance policies with Lloyd’s of London Syndicate 2987 on an excess of retention basis. This treaty was effective June 1, 2005. The availability of reinsurance for aggregate stop loss insurance policies has significantly diminished as a result of significant market losses in recent years. While we would prefer to retain reinsurance coverage for this business line at acceptable pricing levels, we are comfortable retaining full exposure on this product given our ability to manage the risk by setting appropriate attachment points, and our limited maximum liability of $1 million per policy.

•

New group term life. We reinsure our group term life and accidental death and dismemberment insurance policies sold to employers, and supplemental group term life and accidental death and dismemberment (life insurance written for a specified period and under which no cash value is generally available on surrender) with Swiss Re on an excess of retention basis. These treaties were effective July 1, 2005. The group term life treaty includes an experience refund provision.

•

Fixed annuity block. Our predecessor discontinued underwriting new fixed annuity products effective December 31, 2003, and we intend to in-source these products from other life and health insurance carriers. All in force deferred annuity products as of December 31, 2003, were ceded via a 100% coinsurance agreement with Madison National Life Insurance Company, a subsidiary of Independence Holding Company. Madison National assumed all product administration of this block of business in early 2004. All risks and profits generated by the reinsured business have been transferred to Madison National; however, we are still liable on a primary basis for this business should Madison National fail to honor its reinsurance obligations.

•

Long-term care. We have reinsured 15% of the risk on the earlier generations of our long-term care insurance with Employers Re and GenRe on a quota share basis, which means that we are responsible for 85% of all losses under these policies. We have reinsured 60% of the risk on our later generations of long-term-care product with Munich American Re on a quota share basis, which means that we are responsible for 40% of all losses under these policies.

•

Group critical illness. In 2005 we began to offer new group critical illness products that are 50.0% reinsured with Hannover Re on a quota share basis, which means that we are responsible for 50.0% of all losses under these policies.

•

Other miscellaneous blocks of business. The availability of life and health reinsurance has significantly diminished as a result of the events of September 11, 2001, and other circumstances within the life and health reinsurance industry, as noted elsewhere in this report. A number of our reinsurance agreements relating to major medical, indemnity health, accidental death and dismemberment and other insurance coverages have been recently cancelled by the reinsurers due to lack of volume of business submitted, and the reinsurers will not accept new business pursuant to these agreements. While we would prefer to retain reinsurance coverage for certain of these business lines and other older and smaller blocks of business in the future at acceptable pricing levels, we are comfortable retaining full exposures in these areas given our view that the current pricing environment in the life and health reinsurance industry adequately covers the underwriting risk inherent in these products.

Under reinsurance transactions in which we are the ceding insurer, we have retained primary liability for the underlying policy claims of the insured risks if the assuming company fails to meet its obligations. To limit this risk, we have control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification. At December 31, 2005, over 99% of our reinsurance recoverables were due from reinsurers rated A- or better by A.M. Best. We now seek to purchase reinsurance from only those entities rated A- or better by S&P or A.M. Best and we regularly monitor collectibility of our reinsurance recoverables, making reserve provisions for amounts we consider potentially uncollectible and requesting collateral where necessary. We apply the same financial analysis and approval processes to the selection of reinsurance and other financial protection counterparties as we do to the underwriting of our own primary insurance products.

Our management intends to conduct ongoing reviews of the pricing and operational characteristics of each of the products offered by us, our current reinsurance agreements in force, acceptable risk retentions and reinsurance alternatives, and the availability and cost of reinsurance applicable to our products.

Gross Annualized Premium in Force, Ceded Portion and Net Amount Retained

The following table details our gross annualized premium in force segregated by product type, the portion that was ceded to reinsurers and the net amount retained as of December 31, 2005.

	As of December 31, 2005
	Gross	Ceded	Net	Percentage Retained
Life insurance and annuities	$14,421,123	$742,826	$13,678,297	94.8%
Group life insurance	1,563,882	275,328	1,288,554	82.4
Group accident and health	15,146,777	2,617,048	12,529,729	82.7
Individual accident and health insurance	102,499,840	13,907,019	88,592,821	86.4
Total consolidated	$133,631,622	$17,542,221	$116,089,401	86.9%

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

Policy benefit reserves, whether calculated under GAAP or SAP, do not represent an exact calculation of future policy benefits and expenses but are instead estimates made using actuarial and statistical procedures. We cannot assure you that any such reserves will be sufficient to fund our future liabilities in all circumstances. Future loss developments could require reserves to be increased, which would adversely affect earnings in current and/or future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, the incidence of disability claims and the rate of recovery, taking into account the effects of inflation and other societal and economic factors, persistency, mortality, loss severity and the interest rates used in calculating the reserve amounts. The reserves reflected in our consolidated financial statements are calculated in accordance with GAAP.

We regularly review and update policy benefit reserves, using current information. Any adjustments are reflected in current results of operations. However, because the establishment of reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed existing reserves.

Investments

Investment returns are an important part of our overall profitability. For the year ended December 31, 2005, our net investment income was approximately $27.7 million and our net realized gains on investments were approximately $0.4 million, which collectively accounted for approximately 18.3% of our total revenues during this period. As of December 31, 2005, much of our investment portfolio consisted of fixed maturity securities, such as corporate and government bonds, United States Treasury securities and asset backed debt securities, and less than 1% of our investments were equity securities.

Significant fluctuations in the fixed income market, such as changes in interest rates could impair our profitability, financial condition and/or cash flows. In addition, the natural volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. Of our fixed maturity securities, as of December 31, 2005, (1) 98% were scheduled to mature in more than twelve months and had a weighted-average interest rate of 6.15% and (2) 2% were scheduled to mature in less than twelve months and had a weighted-average interest rate of 5.71%. We have attempted to structure our investment portfolio so that its interest rate and maturity schedule is appropriately matched with our expected insurance liabilities to ensure that cash flows are available to pay claims as they become due. We are modifying our asset/liability matching strategy to reduce the adverse effects of interest rate volatility and have engaged asset/liability management specialists to manage our asset/liability matching strategy. However, these strategies will not be able to completely eliminate, and may fail to significantly reduce, the adverse effects of interest rate volatility, and we cannot precisely predict the timing and magnitude of all claims. Accordingly, we cannot assure you that significant fluctuations in the level of interest rates and the unforeseen timing and magnitude of claims will not have a material adverse effect on our business, results of operations and financial condition.

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and preferred stocks. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of the issuer. As of December 31, 2005, we held approximately $498.2 million of fixed maturity securities, or approximately 91.7% of the carrying value of our total invested assets at that date. Our fixed maturity portfolio also includes below investment grade securities, which comprised approximately 2.6% of the carrying value of our total fixed maturity securities at December 31, 2005. These investments generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. Our other-than-temporary impairment losses on available-for-sale securities were approximately $0.2 million for the year ended December 31, 2005.

As of December 31, 2005, less than 1% of the carrying value of our total investments was invested in common stock; however, our predecessor had higher percentages of common stock in its portfolio in the past and we may increase the percentage of our portfolio that is invested in common stock in the future. Investments in common stock generally provide higher total returns, but present greater risk to preservation of principal than fixed income investments.

We have in the past invested, and we may in the future invest, in relatively illiquid securities including certain infrequently traded public fixed maturity securities, privately placed fixed maturity securities, mortgage loans, policy loans, limited partnership interests and real estate investments. These asset classes represented approximately 8.3% of the carrying value of our total cash and invested assets as of December 31, 2005. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. Our inability to quickly dispose of illiquid investments could have an adverse effect on our business, results of operations and financial condition.

Our investment committee, consisting of members of our senior management team, establishes our investment strategy, policies and guidelines for hiring external investment managers. Our management, with the assistance of external managers, implements our investment strategy. The policies and guidelines set by our investment committee will specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. The investment committee monitors our overall investment returns, reviews compliance with our investment guidelines and reports overall investment results to our board of directors on a quarterly basis.

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

Historically, we have not used financial futures, forwards, options, swaps or other derivative financial instruments. Without the approval of our board of directors, we will not purchase financial futures, forwards, options, swaps and other derivatives, except for purposes of hedging capital market risks or replication transactions, which are defined as a set of derivative and securities transactions that, when combined, produce the equivalent economic results of an investment meeting our minimum criteria.

Regulation

Our insurance operations are subject to regulation and supervision in each state in which we conduct our insurance business. We are regulated by the insurance department of South Carolina, the state in which our insurance subsidiary is domiciled, and by the insurance department of each state in which we are licensed to sell insurance products. At the present time, we are licensed to sell insurance products in 46 states and we are an authorized reinsurer in the State of New York.

Generally, state insurance departments have broad administrative powers to grant and revoke licenses to transact business, license agents, approve forms of insurance policies, regulate trade practices and market conduct, establish reserve requirements and permitted investments, make assessments for guaranty funds formed to compensate insured’s of insolvent insurance companies and, in general, regulate all insurance activities.

State insurance laws and regulations also require insurance companies to file detailed reports on a statutory accounting basis with the state insurance departments where they do business. See Note 11 to our consolidated financial statements included in this report regarding statutory accounting principles, including differences between SAP and GAAP accounting. State insurance departments may examine the business and accounts of an insurance company at any time. Under the rules of the National Association of Insurance Commissioners, or NAIC, and state laws, the insurance departments of one or more states examine an insurance company periodically, typically at three to five year intervals.

South Carolina has enacted insurance holding company regulations that require our insurance subsidiary to be registered as a member of an “insurance holding company system.” These regulations require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

In addition to state law, we are also subject to various federal laws and regulations affecting our business in the areas of health care, pension regulation, discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation.

Employees

As of December 31, 2005, we had approximately 485 employees, a significant number of which are based in our Lancaster, South Carolina facilities. We plan to hire additional sales personnel and related employees to staff regional and field offices in select locations throughout the United States as we continue to develop our nationwide worksite marketing business. We expect that we will continue to hire additional employees as we expand our business.

Risks and Uncertainties

The information presented in Items 1A and 7 to this report is incorporated herein by reference.

Environmental Compliance

We have invested, and we intend to invest, in real estate and maintain a mortgage loan portfolio. As of December 31, 2005, 3.2% of our investment assets were mortgage loans and we did not have any real estate investments, although we do own and occupy a group of buildings in Lancaster, South Carolina where our primary operations are located and an office building in Fort Mill, South Carolina. Liability resulting from environmental problems at properties securing our mortgage loan portfolio and real estate investments or other owned real estate may harm our financial strength and reduce our profitability. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), under certain circumstances, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us. We also may face this liability after foreclosing on a property securing a mortgage loan held by us after a loan default.

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

Currently, Kanawha has an A.M. Best financial strength rating of A- (excellent), with a stable outlook, which is the second highest of ten categories within the A.M. Best rating system and the lowest in the category “excellent.” S&P’s current financial strength rating for Kanawha is A- (strong), with a stable outlook, which is the third highest of nine categories and the lowest within the category based on modifiers (i.e., A+, A and A- are strong).

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

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as our Code of Business Conduct and Ethics and Corporate Governance Guidelines, are available on our website at www.kmgamerica.com. We will also provide without charge printed copies of these materials, including any exhibits thereto, to any shareholder, upon request to KMG America Corporation, 12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota 55343, Attention: General Counsel. Our telephone number is (952) 930-4800.

ITEM 1A.	RISK FACTORS.

You should consider the following risk factors in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Risks Relating To Our Business

We rely on independent agents and brokers and on internal sales representatives to market many of our products, and an inability to attract or retain these independent agents and brokers or internal sales representatives could impair our ability to compete and market our insurance products and services.

We distribute most of our insurance products and services through a variety of distribution channels, including:

•	independent employee benefits specialists;
•	brokers;
•	benefit consultants;
•	managing general agents;
•	life agents;
•	an internal sales force;
•	association groups; and
•	other third-party marketing organizations.

While one of the primary objectives of our business strategy is to develop an internal sales force to market our worksite insurance products to large employers nationwide, we intend to continue Kanawha’s practice of using independent insurance agents and brokers to market worksite insurance products to small employers. Our relationships with these various distributors are significant both for our revenues and profits. An interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our business, results of operations and financial condition.

We have internal sales representatives whose roles in the distribution process vary by segment. We depend in large part on our sales representatives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives could materially adversely affect our business, results of operations and financial condition.

We depend on our key executives and sales staff. We may not be able to hire and retain key employees or successfully integrate our new management team to fully implement our business strategy, which could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

Our success depends largely on our senior management. While we already employ a number of key managers, we will need to attract additional managers for many of the product lines we intend to offer in order to fully implement our business strategy. Further, we must attract and retain additional experienced underwriters, actuarial staff and risk analysis and modeling personnel in order to successfully operate and grow our businesses. The number of available, qualified personnel in the insurance and reinsurance industry available to fill these positions may be limited. Our inability to attract and retain these additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business. After our management team and other personnel are assembled, our ability to implement our business strategy will depend on their successful integration. We cannot assure you that we will successfully integrate our executive or other personnel. In addition, we may attempt to hire executives or other personnel, individually or in groups, from other companies in the insurance and reinsurance industry that may seek to retain, or prevent us from hiring, their executives and other personnel. These companies may have agreements that restrict those persons from soliciting employees of these companies and working for competitors. We cannot assure you that we will be successful in hiring any executives or other personnel who are subject to these restrictions or whose employer seeks to prevent us from hiring them or that we will not be subject to litigation or incur liabilities in connection with our hiring, or attempting to hire, such executives or other personnel.

We have employment agreements with most of our executive officers and certain key employees. Most of these agreements have terms of approximately three years. Generally, either the employee or we may terminate these agreements with or without cause subject to applicable severance provisions and restrictive covenants, including non-compete and non-solicitation provisions.

The financial strength of Kanawha, our insurance subsidiary, is rated by A.M. Best and S&P, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Kanawha has an A.M. Best financial strength rating of A- (excellent), which is the second highest of ten categories and the lowest within the category based on modifiers (i.e., A and A- are excellent).

S&P’s current financial strength rating for Kanawha is A- (strong), with a stable outlook, which is the third highest of nine categories and the lowest within the category based on modifiers (i.e., A+, A and A- are strong).

Rating agencies review their ratings periodically and Kanawha’s current ratings may not be maintained in the future. If Kanawha’s ratings are reduced from their current levels by A.M. Best or S&P, or placed under surveillance or review with possible negative implications, our competitive position in the insurance industry could suffer and we may lose customers. If our financial strength ratings are reduced, our cost of borrowing would likely increase, our sales and earnings could decrease and our results of operations and financial condition could be materially adversely affected.

In addition to the financial strength ratings of our insurance subsidiary, ratings agencies also may publish credit ratings (which reflect the opinions of rating agencies, such as S&P, regarding our ability to repay our indebtedness) for our company. The credit ratings have an impact on the interest rates we pay on the money we borrow. Therefore, a downgrade in our credit ratings could increase our cost of borrowing and have an adverse effect on our results of operations and financial condition.

The financial strength ratings of Kanawha, our insurance subsidiary, are not evaluations for the benefit of investors in our common stock and are not recommendations to buy, sell or hold shares of our common stock.

The financial strength ratings of Kanawha, our insurance subsidiary, reflect each rating agency’s current opinion of Kanawha’s financial strength, operating performance and ability to meet obligations to policyholders and contractholders. These factors are of concern to policyholders, contractholders, agents, sales intermediaries and lenders. Ratings are not evaluations for the benefit of investors in our common stock. They are not ratings of our common stock and should not be relied upon when making a decision to buy, hold or sell our shares of common stock or any other security.

We may require additional capital in the future which may not be available on favorable terms or at all. If we cannot obtain adequate capital, we may not be able to fund our growth in accordance with our business strategy.

We may need to raise additional funds through financings in order to fully implement our business plan. The subordinated promissory note we issued in connection with the acquisition of Kanawha restricts our ability to incur additional debt because (1) pursuant to the terms of the subordinated promissory note, KMG America may not incur additional debt unless, at the time the debt is incurred and after giving effect to such debt, (a) KMG America’s ratio of debt to shareholders’ equity does not exceed 45% and (b) KMG America’s ratio of debt, less trust preferred securities, to shareholders’ equity does not exceed 35%, and (2) KMG America will be in default under the promissory note if Kanawha incurs, guarantees or assumes debt or issues any capital stock having any preference over the Kanawha capital stock held by KMG America. The amount and timing of our capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. In the future, we or our operating subsidiaries may enter into term or revolving credit facilities with one or more syndicates of lenders. However, we currently have no commitment from any lender with respect to a credit facility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of holders of our common stock will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common stock. If we cannot obtain adequate capital, our business, results of operations and financial condition will be adversely affected.

If we are unable to implement our business strategy or operate our business as we currently expect, our growth and profitability will be adversely affected.

KMG America was formed in 2004 to acquire Kanawha and to operate and grow Kanawha’s insurance and other related businesses. We have limited name recognition or reputation in the insurance industry outside of Kanawha’s historic geographic market in the southeastern United States. Our business plan is to grow Kanawha’s worksite insurance marketing and distribution business into a national business targeting larger employers by hiring experienced sales personnel, marketing our products nationwide and introducing new life and health insurance products. Our ability to fully implement our business plan will be affected by market conditions, legislative and regulatory changes and other factors, many of which are beyond our control, and we cannot assure you that we will be able to successfully complete this nationwide expansion.

Businesses, such as ours, which are small and growing, present substantial business and financial risks and may suffer significant losses. We have had to and must continue to hire and train many key employees and other staff, develop business relations, establish operating procedures, obtain additional facilities, implement new systems and complete other tasks necessary for the conduct of our intended business activities. If we are unable to implement these actions in a timely and cost-effective manner, our business, results of operations or financial condition may be adversely affected. As a result of industry factors or factors specific to us, we may have to alter our anticipated methods of conducting our business, such as the nature, amount and types of risks we assume.

We may be unable to accurately predict benefits, claims and other costs or to manage those costs through our loss limitation methods, which could result in our incurring greater claims losses than we anticipate.

Our profitability depends in large part on accurately predicting benefits, claims and other costs, including medical and dental costs, as well as the frequency and magnitude of claims on our disability and other coverages. It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management (our efforts to mitigate the extent of losses incurred by those insured under our policies and the corresponding benefit costs) and, in health and dental insurance, negotiation of favorable provider contracts.

Our ability to predict and manage costs and claims, as well as our results of operations and financial condition may be adversely affected by:

•	changes in health and dental care practices;
•	inflation;
•	new technologies;
•	the cost of prescription drugs;
•	clusters of high cost cases;
•	changes in the regulatory environment;
•	economic factors;
•	the occurrence of catastrophes; and
•	numerous other factors affecting the cost of health and dental care and the frequency and severity of claims in all our business segments.

The judicial and regulatory environments, changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our results of operations and financial condition. We also may be limited in our ability to respond to such changes by insurance regulations, existing contract terms, contract filing requirements, market conditions or other factors.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially reduce our earnings, profitability and capital.

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported and unreported claims incurred but not reported as of the end of each accounting period. Reserves, whether calculated under United States generally accepted accounting principles, or GAAP, or statutory accounting principles, or SAP (rules and procedures prescribed or permitted by state insurance regulatory authorities which, in general, reflect a liquidity, rather than going concern, concept of accounting), do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves is impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events over which we have no control, such as:

•	changes in the economic cycle;
•	emerging medical perceptions regarding physiological or psychological causes of disability or the need for long-term care services;
•	emerging health issues and new methods of treatment or accommodation;
•	inflation;
•	judicial trends;
•	legislative changes; and
•	claims handling procedures.

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, we cannot assure you that our ultimate losses will not exceed existing claims reserves. Moreover, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

Policy and claim reserves were $462 million, and $531 million and $548 million as of December 31, 2003, 2004 and 2005, respectively. These reserves are reevaluated each year, and we have determined that they were adequate as of December 31, 2005, and no material adjustments for deficiencies were necessary.

We may incur losses if there are significant deviations from our assumptions regarding the period that our existing insurance policies will remain in force.

The prices and expected future profitability of our life insurance, long-term care insurance, and group life and health insurance are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance, group life and health insurance products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.

For our long-term care insurance and some other health insurance policies, actual persistency that is longer than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, we could be required to make greater benefit payments than we anticipated when we priced these products.

Historically, as has generally been the case throughout the long-term care insurance industry, we have been adversely affected by deviations from our assumptions about how many of our long-term care insurance policies would remain in force from year to year. More policies than expected have remained in force. While this has increased premium income, it has also required higher reserves for anticipated future claims, the net effect of which has been to reduce profitability.

Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases will be sufficient to maintain profitability. Moreover, many of our products do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.

We are incurring increased costs not incurred by our predecessor as a result of being a public company.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that neither we nor our predecessor incurred as private companies prior to our initial public offering, including costs associated with our public company reporting requirements. We are incurring costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, because our common stock is listed on such exchange. These rules and regulations are increasing our legal and financial compliance costs and making some activities more time-consuming and costly. These rules and regulations may also make it more difficult for us to obtain director and officer liability insurance, which may make it more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Our future performance cannot be predicted based on the financial information included in our Form 10-K.

As a relatively newly formed company, whose insurance-related operations did not commence until December 21, 2004, KMG America has a short operating history on which you can base an estimate of our future earnings prospects. Kanawha’s business is intended to be only a portion of our consolidated business in the future and our predecessor’s business is not representative of our primary business strategy. As a result, the historical results of our predecessor presented in our Form 10-K are not comparable with or representative of the actual results that we expect to achieve once we fully implement our business strategy and will not be helpful in helping you make investment decisions with respect to shares of our common stock.

Our services may expose us to professional liability in excess of our insurance coverage, which could cause us to incur material losses.

We may have liability to clients for errors or omissions in the services we perform. These liabilities could exceed our insurance coverage and the fees we derive from those services. We maintain general liability insurance, umbrella and professional liability insurance. The cost of maintaining these insurance policies is rising. We cannot assure you that this insurance will be sufficient to cover any liabilities we incur or that we will be able to maintain our insurance at reasonable rates or at all. If we terminate our policies and do not obtain retroactive coverage, we will be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. In addition, we cannot assure you that we will be able to obtain insurance coverage for the new services or areas into which we expand on favorable terms or at all.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our sales and profitability.

See “Investments” of Item 1 of this Report, incorporated herein by reference, for a discussion of the risk associated with our investment portfolio.

We may incur environmental liability as a result of our mortgage loan portfolio and real estate investments or as a result of our ownership of real property.

See “Environmental Compliance” of Item 7 of this Report, incorporated herein by reference, for a discussion of the risk associated with our environmental liability.

The indemnification available to us under the Kanawha purchase agreement may not be sufficient to cover all our losses, claims or liabilities arising from breaches of the purchase agreement.

The former shareholders and optionholders of Kanawha have agreed to indemnify us for losses we incur as a result of breaches of the representations, warranties and covenants made by the former Kanawha shareholders and optionholders in the purchase agreement pursuant to which we acquired all of the stock of Kanawha. However, there are significant limitations on this indemnification. For example, (1) some losses are not indemnifiable until they exceed a deductible of $750,000 and are not indemnifiable after they exceed indemnification limits, and (2) our right to indemnification for most losses, claims or liabilities arising from breaches of the purchase agreement expires between June 21, 2006 and December 21, 2008. We cannot assure you that the indemnification available to us under the purchase agreement is sufficient to cover all losses, claims or liabilities arising from potential breaches of the representations, warranties and covenants made by the former Kanawha shareholders and optionholders in the purchase agreement.

A failure to effectively maintain and modernize our information systems could cause us to experience adverse consequences, including: inadequate information on which to base pricing, underwriting and reserving decisions; the loss of existing, or difficulties in attracting new, agents, brokers and customers; litigation exposure; or increases in administrative expenses, all of which could adversely affect our business.

Our business depends upon our ability to remain current with technological advances. This is particularly important in our administrative and managed care division, where our systems, including our ability to keep our systems fully integrated with those of our clients, are critical to the operation of our business. Our failure to update our systems to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.

In addition, our business depends significantly on effective information systems. We will have to commit significant resources to maintain and enhance our existing information systems and develop new information systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If we pursue acquisitions, we may acquire additional information systems. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including:

•	inadequate information on which to base pricing, underwriting and reserving decisions;
•	the loss of existing agents, brokers and customers;
•	difficulty in attracting new agents, brokers and customers;
•	customer, provider and agent disputes;
•	regulatory problems, such as failure to meet prompt payment obligations;
•	litigation exposure; or
•	increases in administrative expenses.

In 2003, a subsidiary of Kanawha entered into an agreement to outsource a substantial portion of its information technology and document management functions to CGI Information Systems & Management Consultants, Inc. (“CGI Group”). The term of this agreement is 10 years, and it may be terminated by Kanawha’s subsidiary without cause starting in November 2006 upon six months’ notice and at any time upon 30 days’ notice for cause that remains uncured. We paid $5.0 million in 2004 and $6.8 million in 2005 to maintain and modernize our information systems, including payments under our agreement with CGI Group. In 2006, we expect to pay over $7.0 million for the same purposes. These cost estimates, as well as future cost estimates, may underestimate the costs necessary to maintain and modernize our information systems, and the fees we pay to CGI Group may exceed the costs we would have incurred had we not outsourced certain functions to CGI Group.

As a newly public company, we are subject to extensive financial and reporting requirements that apply to public companies. Our management information, internal control and financial reporting systems have required and may require further enhancements and development to satisfy the financial and other reporting requirements that we must comply with as a public company.

Failure to protect our clients’ confidential information and privacy could result in the loss of customers, reduce our profitability and/or subject us to fines and penalties.

A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our third-party administration business is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act, or HIPAA, and some of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information that we obtain from our existing vendors and clients, generally in the same manner and to the same extent as we protect our own confidential information.

We are developing, implementing and maintaining a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory problems, loss of reputation and client litigation.

We may be required to accelerate the amortization of deferred acquisition costs and value of business acquired, which would increase our expenses and reduce our profitability.

Deferred acquisition costs, or DAC, represent costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, direct mail and printing costs, sales material and some support costs, such as underwriting and policy and contract issuance expenses. Under GAAP, DAC is deferred and recognized over the expected life of the policy or contract in relation to either the premiums or gross profits from the underlying contracts. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called value of business acquired, or VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC. Our amortization of DAC and VOBA generally depends upon anticipated profits from investments, surrender and other policy and contract charges and mortality and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity or withdrawals or lapses may cause us to accelerate the amortization of DAC or VOBA, or both, or to record a charge to increase benefit reserves.

We regularly review DAC and VOBA to determine if they are recoverable from future income. If we determine that these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies, or if withdrawals or surrender charges (which are fees charged to a policyholder when a life insurance policy is surrendered for its cash value prior to the end of the surrender charge period, which fee is intended to cover new policy acquisition costs and subsequent administrative expenses) associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies, we have to recognize the additional DAC amortization as a current-period expense. We also regularly review the recoverability of VOBA for impairment.

We may not find suitable acquisition candidates or new insurance ventures, and even if we do, we may not successfully integrate any acquired companies or successfully invest in new ventures, which may limit our potential for growth or have a material adverse effect on our results of operations and financial condition.

While our primary focus is organic growth of our existing businesses by expanding our product and marketing capabilities, we evaluate opportunities to grow through strategic alliances and acquisitions of blocks of business and/or companies that are compatible with our core businesses. Accordingly, we intend to evaluate from time to time possible acquisition transactions and the start-up of complementary businesses, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. While our business model is not dependent upon acquisitions or new insurance ventures, the time frame for achieving or further improving upon our desired market positions can be significantly shortened through opportune acquisitions or new insurance ventures. We cannot assure you that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures could have a material adverse effect on our results of operations and financial condition.

In addition, implementation of an acquisition strategy may entail a number of risks, including among other things:

•	inaccurate assessment of liabilities;
•	difficulties in realizing projected efficiencies, synergies and cost savings;
•	failure to achieve anticipated revenues, earnings or cash flow; and
•	an increase in our indebtedness and limitations upon our ability to access additional capital when needed.

Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.

The inability of Kanawha to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay shareholder dividends.

See “Dividends” of Item 7 of this report, incorporated herein by reference, for a discussion of the risk associated with the inability of Kanawha to pay dividends to us.

We may face losses if morbidity rates or mortality rates differ significantly from our pricing expectations.

We set prices for our life insurance and long-term care insurance based upon expected claims and payment patterns, using assumptions for morbidity rates and mortality rates of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under long-term care insurance policies than we had projected. Similarly, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies with guaranteed minimum death benefits than we had projected.

Our and our predecessor’s experience with our paycheck protector disability income plan is one example of a product that failed to meet our and our predecessor’s pricing assumptions with regard to morbidity or mortality rates in the past. The paycheck protector disability income plan provides insured individuals with a percentage of their income in the event they become disabled. The policies provide supplemental coverage in addition to all other disability benefits and coverages, and their terms are tailored for different occupations. Our and our predecessor’s cumulative claims experience for this product has been 40% higher than expected. This is due primarily to higher than expected claims due to higher than expected morbidity and mortality rates in one large group of policies issued to employees of a single employer. This group’s experience has produced claims approximately 100% higher than expected.

The risks of a deviation of the actual morbidity and mortality rates from the expected rates are particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing assumptions have been established. Moreover, as a relatively new product in the market, long-term care insurance does not have the extensive claims experience history of life insurance, and as a result, our ability to forecast future claim rates for long-term care insurance is more limited than for life insurance.

Consistent with other carriers offering long-term care insurance in the life and health insurance industry, our and our predecessor’s claims in certain states have exceeded those anticipated when the long-term care products were developed. Most significantly, our and our predecessor’s cumulative claims experience for long-term care products in the state of Florida has been 25% higher than expected.

Our ability to retain existing long-term care insurance policyholders may be adversely affected if we raise premiums on our in force long-term care insurance products.

Although the terms of many of our long-term care insurance policies permit us to increase premiums during the premium-paying period, any implementation of a premium increase could have an adverse effect on our ability to retain existing policyholders.

Risks Relating To Our Industry

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

Within the last two years, the New York State Attorney General and other state agencies have filed lawsuits accusing several large insurance brokers of fraudulent behavior, including alleged participation in bid-rigging schemes and acceptance of improper payments from insurers in exchange for agreeing not to shop for competitive quotes for customers of the insurers. The New York State Attorney General’s office and other state regulatory agencies have and are investigating a number of property and casualty and health and life insurers for alleged participation in these schemes, as well as arrangements whereby a particular insurer pays an insurance broker additional or contingent commissions for placing a particular volume of insurance or insurance which leads to a certain level of insurer profitability. This lawsuit and these investigations have resulted in negative publicity and increased price volatility for securities of insurance companies.

In addition, the scope of industry participants subject to investigation and enforcement actions is expanding and likely will continue to expand. While we have not been subpoenaed or named in a lawsuit, we cannot assure you that we will not become involved in an investigation or be named as a defendant in an enforcement action or lawsuit.

One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change, including, but not limited to, the manner in which insurance is marketed and distributed through independent brokers and agents. Our business strategy requires us to rely heavily on both independent brokers and agents and our internal sales force to market and distribute insurance products. We cannot predict how industry regulation, customs and practices with respect to the use of brokers and agents may change. Such changes, however, could adversely affect our ability to implement our business strategy, which could materially affect our growth and profitability.

Consolidation in the insurance and reinsurance industry could lead to lower margins for us and less demand for our products and services.

The insurance and reinsurance industry is undergoing a process of consolidation as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and market share through merger and acquisition activities. The larger entities resulting from these merger and acquisition activities may seek to use the benefits of consolidation to, among other things, implement price reductions for their products and services. If competitive pressures compel us to reduce our prices, our operating margins will decrease.

As the insurance industry consolidates, competition for customers may become more intense and the importance of obtaining and properly servicing each customer will become greater. We could incur greater expenses in connection with obtaining and retaining customers, which could reduce our operating margins and profitability.

Our business, results of operations and financial condition may be adversely affected by many factors beyond our control, including factors affecting the insurance and reinsurance industry as a whole and general economic, financial market and political conditions, all of which may cause the market price of our common stock to decline.

The results of operations of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability may be affected significantly by the following:

•	Differences between actual and expected losses that we cannot reasonably anticipate using historical loss data and other identifiable factors at the time we price our products.

•

Volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks, or large court awards for particular damages resulting from claims against us.

•

Changes in the level of reinsurance capacity. For example, in the aftermath of the September 11, 2001, terrorist attacks, the reinsurance markets for many products have been restricted, and Kanawha has experienced increased costs related to catastrophe reinsurance and some other annually renewable reinsurance.

•

Changes in the amount of our loss reserves (which are the liabilities we will establish to reflect the estimated cost of claims payments and related expenses that we will ultimately be required to pay in respect of insurance we write) resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities.

•

Fluctuations in equity markets, interest rates, credit risk and foreign currency exposure, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses. For example, the investment environment of the past several years adversely affected our predecessor’s investment portfolio, which had significant credit losses in 2001 and 2002 and rates of return on its bond portfolio lower than its original expectations.

In addition, the demand for the types of insurance we offer can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, which will cause our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our common stock to decline and to be volatile.

Our results of operations and financial condition may be materially adversely affected from time to time by general economic, financial market and political conditions. These conditions include:

•	Levels of employment. As unemployment increases, employers have fewer employees requiring insurance.
•

Levels of consumer lending. As consumer lending decreases, individuals have less disposable cash and may choose not to purchase our insurance products, may terminate existing policies or permit them to lapse or may choose to reduce the amount of coverage purchased.

•

Levels of inflation. We are exposed to inflation risk because we invest substantial funds in nominal assets, which are not indexed to the level of inflation, but the underlying liabilities are indexed to the level of inflation. Life insurance policies with reserves of approximately $7.4 million as of December 31, 2005 (representing 1.6% of our total reserves), have death benefits that are guaranteed to grow based on inflation-linked indices. In times of rapidly rising inflation, the growth in amount of credited death benefit on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings. In addition, we are exposed to inflation risk with respect to some major medical insurance policies to the extent that medical costs increase with inflation at a greater pace than our ability to increase premiums. Inflation may also effect the adequacy of our reserves, making them inadequate and requiring us to increase our reserves.

•

Insurance industry cycles. The life and health industry is occasionally affected by moderate pricing cycles, and in these periods it may become difficult to underwrite policies at premium levels that are profitable.

•	Movements of the financial markets. Unpredictable movements and volatility in the financial markets may diminish the value of, and returns on, our portfolio of investment assets.

Fluctuations in interest rates, monetary policy, demographics, and legislative and competitive factors may also influence our performance. During periods of economic downturn:

•

individuals and businesses may choose not to purchase our insurance products and other related products and services, may terminate existing policies or contracts or permit them to lapse or may choose to reduce the amount of coverage purchased;

•	businesses may have fewer employees requiring insurance coverage due to rising unemployment levels;
•	new disability insurance claims and claims on other specialized insurance products tend to rise;
•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits.

The insurance and related businesses in which we operate may be subject to periodic negative publicity, which may negatively impact our financial condition and operating results.

Due to the nature of the market for the insurance and related products and services we provide, we interact with and distribute our products and services ultimately to individual consumers. There may be a perception that these purchasers are unsophisticated and need consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products and services and subject our industry to negative publicity. We may also be negatively impacted if another company in our industry engages in practices resulting in increased public attention to our businesses. Negative publicity may also result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we will operate.

Catastrophe losses, including man-made catastrophe losses, could cause unanticipated increases in claims frequency and severity, which could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Our insurance operations expose us to claims arising out of catastrophes. In the future, we may experience catastrophe losses that may materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including hurricanes, disease, earthquakes, fires and epidemics, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. The frequency and severity of catastrophes are inherently unpredictable, and catastrophe losses can vary widely. It is possible that both the frequency and severity of man-made catastrophes will increase and that we will not be able to implement exclusions from coverage in our policies or obtain reinsurance for losses from catastrophes. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Claims resulting from natural or man-made catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Increases in healthcare costs and the geographic concentration of our insureds and the effects of inflation could increase the severity of claims from catastrophes in the future.

Our voluntary life and health insurance operations could be materially impacted by catastrophes such as terrorist attacks or by an epidemic that causes a widespread increase in mortality, morbidity or disability rates or that causes an increase in the need for medical care. The mortality rate refers to the relationship of the frequency of deaths of individual members of a group to the entire group membership over a specified period of time. The morbidity rate refers to the relationship of the incidence of disease or disability contracted by individual members of a group to the entire group membership over a specified period of time. Losses due to catastrophes could have a material adverse effect on our results of operations and financial condition.

Our ability to manage these risks depends in part on our successful utilization of catastrophic life reinsurance to limit the size of life insurance losses from a single event or multiple events, and life and disability reinsurance to limit the size of life or disability insurance exposure on an individual insured life. It also depends in part on state regulations that may prohibit us from excluding such risks or from withdrawing from or increasing premium rates in catastrophe-prone areas. Catastrophe reinsurance may not be available at commercially acceptable rates in the future. This means that the occurrence of a significant catastrophe could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Reinsurance arrangements and any derivative instruments we use to hedge our business risks may not be available or adequate to protect us against our business risks, and we will be subject to the risk that the counterparties to our reinsurance arrangements and derivative instruments may default on their obligations, all of which could adversely affect our business, results of operations and financial condition.

As part of our overall risk and capacity management strategy, we purchase reinsurance for some risks underwritten by our various business segments. Market conditions beyond our control will determine the availability and cost of the reinsurance protection we purchase. For example, after the terrorist assaults of September 11, 2001, reinsurance for man-made catastrophes became generally unavailable due to capacity constraints and, to the limited extent available, much more expensive. The high cost of reinsurance or lack of affordable coverage could adversely affect our results of operations and financial condition. If we fail to obtain sufficient reinsurance, it could adversely affect our ability to write future business.

As part of our business, we reinsure some life and health risks with reinsurers. Although these reinsurers are liable to us to the extent of the ceded reinsurance (the portion of an insurance policy liability that has been reinsured), we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. A reinsurer’s insolvency, underwriting results or investment returns may affect its ability to fulfill reinsurance obligations.

Our reinsurance facilities generally are subject to annual renewal with respect to new insurance policies written. Reinsurance for policies previously reinsured generally remains in effect even if the reinsurance carrier elects not to reinsure new insurance policies. We may not be able to maintain our current reinsurance facilities and, even where highly desirable or necessary, we may not be able to obtain other reinsurance facilities in adequate amounts or at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. Either of these potential developments could materially adversely affect our results of operations and financial condition.

In addition, Kanawha has sold businesses through reinsurance ceded to third parties. For example, in December 2003, Kanawha ceded all of its in force deferred annuity products through 100% coinsurance contracts, which are arrangements in which the coverage ceded to the reinsurer on an individual policy is in the same form as that of the direct policy issued to the policyholder, to Madison National Life Insurance Company. However, we would be responsible for administering this business in the event of a default by the reinsurer. We may not have the administrative systems and capabilities to process this business. Accordingly, we may need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms, with a resulting material adverse effect on our results of operations and financial condition.

While we do not currently use derivative instruments to hedge business risks, we may use derivative instruments in the future to hedge various business risks. We may enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps and options to enter into interest rate and currency swaps with a number of counterparties. If our counterparties fail to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. That failure could have an adverse effect on our financial condition and results of operations.

We face significant competitive pressures in our businesses, which may reduce premium rates and prevent us from pricing our products at rates that enable us to earn a profit.

In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and product. Competitors include insurance companies and financial institutions. Our main competitors include life and health insurance companies and the Blue Cross & Blue Shield affiliates in the states in which we write business. Commercial competitors include benefits and life insurance companies as well as not-for-profit dental plans. We are among the smallest competitors in terms of national market share in our business lines and in some cases there are one or more major market players in a particular line of business.

Competition in the businesses we pursue is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than we do, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some may also have greater financial resources with which to compete. Also, as a result of the Gramm-Leach-Bliley Act, which was enacted in November 1999, financial institutions are now able to affiliate with other insurance companies to offer services similar to our own. This has resulted in new competitors with significant financial resources entering some of our target markets. Moreover, some of our competitors may have a lower target for returns on capital allocated to their business than we do, which may lead them to price their products and services lower than we do. In addition, from time to time, companies enter and exit the markets in which we operate, which increases competition at times when there are new entrants. For example, several large insurance companies have recently entered the market for individual health insurance products. We may lose business to competitors offering competitive products at lower prices or for other reasons, which could materially adversely affect our results of operations and financial condition.

In some markets, we compete with organizations that have substantial market share. In addition, organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from health care providers that are not available to us. Without our own similar arrangements, we may not be able to compete effectively in such markets.

New competition could also cause the supply of insurance to change, which could affect our ability to price our products at attractive rates and adversely affect our underwriting results. Although there are some impediments facing potential competitors who wish to enter the markets we serve, new competitors may still enter our target markets, affording our customers significant flexibility in moving to other insurance providers.

Our business is subject to risks related to litigation and regulatory actions that could have a material adverse effect on our business, results of operations and financial condition.

In addition to the occasional employment-related litigation to which all businesses are subject, we are a defendant in actions arising out of insurance and other related business operations. In addition, we are, involved in various regulatory investigations and examinations relating to our operations. We may from time to time be subject to a variety of legal and regulatory actions relating to current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication;
•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance and compensation arrangements;
•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;
•	disputes relating to premiums charged or changes to premiums charged;
•	disputes concerning past premiums charged by companies acquired by us for coverage that may have been based on factors such as race;
•	disputes with customers regarding the ratio of premiums to benefits in our various business segments;
•	disputes alleging illegal packaging of credit insurance products with other products provided by financial institutions;
•	disputes with taxing authorities regarding our tax liabilities; and
•	disputes relating to some businesses acquired or disposed of by us.

In addition, plaintiffs continue to bring new types of legal claims against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our businesses.

We are subject to extensive governmental regulation, which increases our costs and could restrict how we conduct our business.

Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors. To that end, the laws of the various states establish insurance departments with broad powers with respect to such matters as:

•	licensing companies to transact business;
•	authorizing lines of business;
•	mandating capital and surplus requirements;
•	regulating underwriting limitations;
•	imposing dividend limitations;
•	regulating changes in control;
•	licensing agents and distributors of insurance products;
•	placing limitations on the minimum and maximum size of life insurance contracts;
•	restricting companies’ ability to enter and exit markets;
•	admitting statutory assets (which are assets determined in accordance with statutory accounting principles);
•	mandating some insurance benefits;
•	restricting companies’ ability to terminate or cancel coverage;
•	requiring companies to provide various types of coverage;
•	regulating premium rates, including the ability to increase premium rates;
•	approving policy forms;
•	regulating trade and claims practices;
•	imposing privacy requirements;
•	establishing reserve requirements and solvency standards;
•	restricting certain transactions between affiliates;
•	regulating the content of disclosures to debtors in the credit insurance area;
•	regulating the type, amounts and valuation of investments;
•

mandating assessments or other surcharges for guaranty funds (which are state mandated funds funded by contributions from insurance companies operating in a particular state and maintained to cover the obligations to policyholders of insolvent insurance companies);

•	regulating market conduct and sales practices of insurers and agents; and
•	restricting contact with consumers, such as the recently created national “do not call” list, and imposing consumer protection measures.

Some jurisdictions require us to provide coverage to persons who would not otherwise be considered eligible by insurers. Each of these jurisdictions dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction. We are exposed to risk of losses in connection with mandated participation in such schemes in those jurisdictions in which they are effective. In addition, HIPAA requires us to comply with insurance reform provisions as well as requirements relating to the privacy of individuals. HIPAA guarantees the issuance and renewability of certain health insurance coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. Most of the insurance reform provisions of HIPAA became effective for plan years beginning July 1, 1997.

If regulatory requirements impede our ability to raise premium rates, utilize new policy forms or terminate, deny or cancel coverage in any of our businesses, our results of operations and financial condition could be materially adversely affected. The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting principles, is considered important by insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain specified levels of statutory surplus could result in increased regulatory scrutiny and enforcement, action by regulatory authorities or a downgrade by rating agencies.

We may be unable to obtain or maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could prohibit or temporarily suspend us from carrying on some or all of our activities or impose a monetary penalty on us. That type of action could materially adversely affect our results of operations and financial condition.

Changes in regulation may reduce our profitability and limit our growth.

Legislation or other regulatory reforms that increase the regulatory requirements imposed on us or that change the way we are able to do business may significantly harm our business, results of operations or financial condition. For example, some states, including the states in which we currently do most of our business and most of the states in which we intend to do business in the future, have imposed new time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some of these states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain “unfair payment practices.”  If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our business, results of operations and financial condition.

Legislative or regulatory changes that could significantly harm us and our subsidiaries include, but are not limited to:

•	legislation that holds insurance companies or managed care companies liable for adverse consequences of medical or dental decisions;
•	limitations on premium levels or the ability to raise premiums on existing policies;
•	increases in minimum capital, reserves and other financial viability requirements;
•	imposition of fines, taxes or other penalties for improper licensing, the failure to “promptly” pay claims, however defined, or other regulatory violations;
•	increased licensing requirements;
•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;
•	imposition of more stringent standards of review of our coverage determinations;
•	new benefit mandates;
•	increased regulation relating to the use of associations and trusts in the sale of individual health insurance;
•

limitations on our ability to build appropriate provider networks and, as a result, manage health care and utilization due to “any willing provider” legislation, which requires us to take any provider willing to accept our reimbursement;

•

limitations on the ability to manage health care and utilization due to direct access laws that allow insureds to seek services directly from specialty medical providers without referral by a primary care provider; and

•	restriction on solicitation of pre-funded funeral insurance consumers by funeral board laws.

Potential Changes in State Regulations

State legislatures regularly enact laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding companies. Further, state insurance regulators regularly reinterpret existing laws and regulations, and the National Association of Insurance Commissioners, or NAIC, regularly undertakes regulatory projects, all of which can affect our operations. In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

Potential Changes in Federal Regulations

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, could significantly harm the insurance industry and us. Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. In addition, state legislatures and the United States Congress continue to focus on health care issues. There are many aspects of employee benefits plans that state laws may not regulate because the federal Employee Retirement Income Security Act, or ERISA, and the rules and regulations thereunder, in many instances prohibit or preempt any state laws governing employee benefit plans that would conflict with the provisions of ERISA. There have been recent legislative attempts to limit ERISA’s preemptive effect on state laws and, in addition, courts have read the rules promulgated under ERISA to preempt state laws less broadly in recent years than they did in the past. For example, the United States Congress has, from time to time, considered legislation relating to changes in ERISA to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Additionally, new interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously.

A number of legislative proposals have been made at the federal level over the past several years that could impose added burdens on us. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions and establish a national health insurance program. Any of these proposals, if implemented, could adversely affect our results of operations or financial condition. Federal changes in Medicare and Medicaid that reduce provider reimbursements could have negative implications for the private sector due to cost shifting. When the government reduces reimbursement rates for Medicare and Medicaid, providers often try to recover shortfalls by raising the prices charged to privately insured customers. State small employer group and individual health insurance market reforms to increase access and affordability for consumers could also reduce our profitability by precluding us from appropriately pricing for risk in our individual and small employer group health insurance policies.

In addition, the United States Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal incorporation, similar to banks. Bills have been introduced in the United States Congress from time to time that would provide for a federal scheme of chartering insurance companies or an optional federal charter for insurance companies. Meanwhile, the federal government has granted charters in years past to insurance-like organizations that are not subject to state insurance regulations, such as risk retention groups. It is difficult to predict the likelihood of a federal chartering scheme and its impact on the industry or on us.

We cannot predict with certainty the effect any proposed or future legislation, regulations or NAIC initiatives may have on how we will conduct our business. In addition, the insurance laws or regulations adopted or amended from time to time may be more restrictive or may result in materially higher costs than current requirements.

The continued threat of terrorism, the occurrence of terrorist acts and ongoing military actions could adversely affect our business, results of operations and financial condition.

The continued threat of terrorism and ongoing military actions, as well as heightened security measures in response to these threats and actions, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. We cannot predict whether, or the extent to which, companies in which we invest may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than we anticipate.

Genetic mapping research and other medical advances could adversely affect the financial performance of our life insurance and long-term care insurance businesses.

Genetic mapping research includes procedures focused on identifying key genes that render an individual predisposed to specific diseases, such as cancer or Alzheimer’s disease. Other medical advances, such as diagnostic imaging technologies, also may be used to detect the early onset of diseases such as cancer and heart disease. We believe that if individuals learn through genetic testing or other medical advances that they are predisposed to particular conditions that may reduce life longevity or require long-term care, they will be more likely to purchase our life insurance policies or not permit existing life and long-term care polices to lapse. In contrast, if individuals learn that they are genetically unlikely to develop the conditions that reduce longevity or require long-term care, they will be less likely to purchase our life insurance products. In addition, such individuals that are existing policyholders will be more likely to permit their life and long-term care policies to lapse.

If we had access to the same genetic or other medical information as our prospective policyholders and contractholders, then we would be able to take this information into account in pricing our life and long-term care insurance policies. However, there are a number of regulatory proposals that would make genetic and other medical information confidential and unavailable to insurance companies. Legislators in some states have recently introduced similar legislation. If these regulatory proposals were enacted, prospective policyholders and contractholders would only disclose this information if they chose to do so voluntarily. These factors could lead us to reduce sales of products affected by these regulatory proposals and could result in a deterioration of the risk profile of our portfolio, which could lead to payments to our policyholders and contractholders that are higher than we anticipated.

Risks Relating To Our Common Stock

Future offerings of debt securities, which would be senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing shareholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities or offering additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes and series of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to our other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

We do not currently intend to pay dividends and any determination to pay dividends in the future will be at the discretion of our board of directors. Consequently, it is uncertain when, if ever, we will declare dividends to our shareholders.

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

Applicable insurance laws and anti-takeover provisions under Virginia state law and in our amended and restated articles of incorporation and our bylaws may make it difficult to effect a change of control of us or change our board of directors and officers, which may negatively affect the price per share of our common stock.

The Virginia Stock Corporation Act, our amended and restated articles of incorporation and our bylaws contain various provisions that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. These provisions include provisions that, among other things:

•	divide our board of directors into three classes of directors serving staggered three-year terms;
•	permit our board of directors to issue one or more series of preferred stock;
•	limit the ability of shareholders to remove directors;
•	limit the ability of shareholders to fill vacancies on our board of directors;
•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;
•	require the affirmative vote of holders of more than two-thirds of our outstanding shares of common stock to amend the provisions of our amended and restated articles of incorporation;

•

require the affirmative vote of holders of more than two-thirds of our outstanding shares of common stock to approve mergers and consolidations or the sale of all or substantially all of our assets; and

•

require approval of material acquisition transactions (such as mergers, share exchanges, and material dispositions of corporate assets not in the ordinary course of business) between our company and any holder of more than 10 percent of any class of our outstanding voting shares by the holders of at least two-thirds of the remaining voting shares of our company.

These provisions could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company and could limit the price that investors would be willing to pay in the future for shares of our common stock.

Before a person can acquire control of a United States insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. State statutes in South Carolina, where Kanawha, our insurance subsidiary, is domiciled, provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Prior to granting approval of an application to acquire control of a domestic insurer, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These state laws could have the effect of discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our company and could limit the price that investors would be willing to pay in the future for shares of our common stock.

In addition, the applicable insurance laws and anti-takeover provisions of Virginia law, our amended and restated articles of incorporation and bylaws may make it more difficult for our shareholders to change our directors or officers or the strategies and policies implemented by our directors and officers.

Our stock and the stocks of other companies in the insurance industry are subject to stock price and trading volume volatility, and you may be unable to resell your shares of our common stock at or above the price you paid for them.

From time to time, the stock price and the number of shares traded of companies in the insurance industry experience periods of significant volatility. Company-specific matters, such as fluctuations in our operating performance as well as developments generally in the insurance industry and in the regulatory environment may cause this volatility. Accordingly, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance, and you may be unable to resell your shares of our common stock at or above the price you paid for them.

Recently, stock prices of companies in the insurance industry have experienced substantial volatility as a result of civil complaints filed in the last twelve months by the Attorney General of the State of New York and investigations initiated by several other state agencies against several large insurance brokers. Also contributing to this volatility have been subsequent press reports indicating that these ongoing investigations of the insurance industry are expanding to include additional companies and practices. The recent volatility in insurance industry stocks may continue for the foreseeable future and may affect the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own six office buildings in Lancaster, South Carolina, where most of our operations are located. We also own an office building in Fort Mill, South Carolina. Our owned properties had an aggregate book value of approximately $6.7 million as of December 31, 2005. We also lease our principal executive offices in Minnetonka, Minnesota, a suburb of Minneapolis, where some members of our executive management team, some holding company and underwriting operations and a regional sales office are located. We lease offices in Greenville, South

Carolina, where a processing center of our third-party administration business is located. We lease facilities in 16 other locations throughout the United States that house regional and field offices of our sales organization.

ITEM 3.	LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings nor, to our knowledge, are any material legal proceedings pending or threatened against us. We are typically subject to routine actions and administrative proceedings, which we expect, in the aggregate, not to have a material adverse effect on our business or financial position, results of operations or cash flows.

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York, both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer and Moore are officers of KMG America and former employees of the plaintiffs. Mr. Gibb is an employee of KMG America and a former employee of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On August 9, 2005, a hearing was held before the court to consider plaintiffs’ motion for a temporary injunction and on August 26, 2005, the court issued a ruling denying plaintiffs’ motion. Since that date, plaintiffs have filed a notice of appeal of the court’s ruling with the Minnesota Court of Appeals. We believe the allegations are without merit and intend to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations; however, defense costs may have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began trading on the New York Stock Exchange on December 16, 2004, under the symbol “KMA.” As of December 31, 2005, the last reported closing price per common share on the New York Stock Exchange was $9.18. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares from January 1, 2005, through December 31, 2005.

	Price Range		Cash Dividend Per Share
	High	Low
2004
December 16, 2004 through December 31, 2004	$11.00	$10.41	$0.00
2005
First Quarter	$11.30	$9.24	$0.00
Second Quarter	$10.40	$8.70	$0.00
Third Quarter	$10.39	$7.84	$0.00
Fourth Quarter	$9.18	$7.91	$0.00

Shareholder Information

As of February 17, 2006, we had approximately 348 holders of record of our common shares. Our registrar and transfer agent is American Stock Transfer & Trust Company.

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

Common Stock Authorized for Issuance Under Our 2004 Equity Incentive Plan

Prior to our initial public offering, our shareholders approved an equity compensation plan, the KMG America Corporation 2004 Equity Incentive Plan. The following table summarizes information with respect to the plan as of December 31, 2005:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities which remain available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,413,750	$9.47	355,393
Equity compensation plans not approved by security holders	—	—	—
Total	1,413,750	$9.47	355.393

We have no equity compensation plan that has not been approved by our shareholders.

Uses of Proceeds of Sale of Registered Securities

In our initial public offering, we issued 21,735,000 shares of common stock, par value $0.01 per share, pursuant to registration statement no. 333-117911, which was declared effective by the Securities and Exchange Commission on December 14, 2004. The net proceeds from the initial public offering, after deducting the underwriting discount and offering expenses payable by us, were approximately $188.0 million. From December 21, 2004, through and including December 31, 2005, we applied the net proceeds of the offering as follows:

$130.0 million of the net proceeds were used to fund the cash portion of the purchase price to acquire all of the outstanding common stock of Kanawha, and approximately $0.8 million of the net proceeds were used to pay our fees and expenses incurred in connection with the Kanawha acquisition.

Approximately $13.3 million of the net proceeds were used to fund negative cash flow associated with initial start- up costs and other expenditures, including expenditures to open our principle executive offices in Minneapolis, Minnesota and regional sales offices in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities.

The remaining net proceeds, approximately $43.9 million, were invested in short- and long- term, fixed maturity, interest bearing investments to be used for working capital needs and other general corporate purposes, including, among other things, (i) to fund additional start-up costs and other expenditures, including opening additional facilities in selected locations throughout the United States and to hire and train additional sales and support staff and marketing personnel at these new facilities and (ii) to maintain the required capital of Kanawha, our insurance subsidiary, at the level necessary to achieve our desired rating agency financial strength ratings and to comply with applicable regulatory requirements as we grow our insurance business.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents:

•

Selected historical consolidated financial and other data as of December 31, 2001, 2002 and 2003, and for each of the four years ended December 31, 2004, for our predecessor. The historical consolidated financial data as of December 31, 2003, and for each of the three years ended December 31, 2003 have been derived from, and should be read together with, our predecessor’s audited consolidated financial statements and the related notes;

•

Selected historical financial and other data for the period from January 21, 2004 (KMG America’s date of inception), to December 31, 2004, for KMG America. For such period, KMG America had insignificant operations and cash flows. See KMG America’s audited financial statements and the related notes included in this report; and

•

Selected historical consolidated financial and other data as of and for the year ended December 31, 2005, for KMG America. The historical consolidated financial data as of December 31, 2005, for KMG America have been derived from, and should be read together with, KMG America’s audited consolidated balance sheet and the related notes included in this report.

For GAAP accounting purposes, Kanawha is treated as our predecessor entity and is referred to in this table as our “predecessor.” For financial reporting purposes, we have treated the Kanawha acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material. Accordingly, selected historical consolidated financial and other data as of any date prior to, or for any period ending on or prior to, December 31, 2004, are reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition. Selected historical financial data and other data as of any date on or after, or for any period ending after, December 31, 2004, reflect GAAP purchase accounting adjustments made as of December 31, 2004, reflecting the acquisition.

While Kanawha is our predecessor for accounting purposes, we caution you that the financial information presented in this report is neither comparable with nor representative of the actual results that we expect to achieve in the future. Many factors may cause our actual results to differ materially from our predecessor’s historical results including, but not limited to, the following:

•	the businesses of our predecessor are intended to be only a portion of our business in the future and are not entirely representative of the principal business strategy we plan to pursue; and
•

our acquisition of Kanawha was subject to GAAP purchase accounting, which caused us to adjust the recorded amounts of our predecessor’s assets and liabilities to fair value following the acquisition; and

•	the risk factors described in Item 1A of this report.

The financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our predecessor’s and our audited financial statements and the related notes included in this report.

KMG AMERICA CORPORATION AND PREDECESSOR

SELECTED CONSOLIDATED FINANCIAL DATA

	KMG America		Predecessor
	Year Ended December 31,	For the Period from January 21 through December 31,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
Selected earnings data:	(in thousands, except per share data)
Revenue:
Insurance premiums	$106,887	$—	$102,836	$106,416	$98,643	$86,694
Net investment income(1)	27,745	18	25,202	27,073	27,160	29,820
Commission and fee income	14,565	—	13,475	13,018	12,975	11,567
Realized investment gains (losses)	358	—	9,433	7,601	(3,004)	4,397
Other income	3,868	—	3,108	2,317	1,869	2,697
Total revenue	153,423	18	154,054	156,425	137,643	135,175
Benefits and Expenses:
Policyholder benefits	84,288	—	90,175	89,261	81,285	71,072
Insurance commissions	9,635	—	9,690	9,074	7,351	6,479
General insurance expenses	41,905	284	27,795	29,538	28,407	26,646
Insurance taxes, licenses and fees	4,677	4	4,678	4,708	3,927	3,589
Depreciation and amortization	2,839	—	2,492	3,005	2,919	3,128
Amortization of policy acquisitions costs and value of business acquired	3,467	—	9,468	9,589	9,515	10,336
Total benefits and expenses	146,811	288	144,298	145,175	133,404	121,250
Income before income taxes (benefit)	6,612	(270)	9,756	11,250	4,239	13,925
Provision for income taxes (benefit)	(2,128)	94	(3,566)	(3,499)	(1,157)	(4,206)
Income before cumulative effects of changes in accounting principle	4,484	(176)	6,190	7,751	3,082	9,719
Cumulative effect of change in accounting principle	176	—	—	—	—	—
Net Income	$4,660	$(176)	$6,190	$7,751	$3,082	$9,719
Net income per share:
Basic
Income per share before cumulative effects of changes in accounting principle	$.20	$(.01)	$2,369.27	$2,966.25	$1,179.36	$3,720.06
Cumulative effects of change in accounting principle	.01	—	—	—	—	—
Basic Net Income per share	$.21	$(.01)	$2,369.27	$2,966.25	$1,179.36	$3,720.06
Diluted
Income per share before cumulative effects of changes in accounting principle	$.20	$(.01)	$2,132.71	$2,679.87	$1,066.87	$3,372.54
Cumulative effects of changes in accounting principle	.01	—	—	—	—	—
Diluted Net Income per share	$.21	$(.01)	$2,132.71	$2,679.87	$1,066.87	$3,372.54
Cash dividends paid per share:
Basic	$—	$—	$—	$669.77	$669.77	$669.77
Diluted	$—	$—	$—	$605.11	$605.89	$607.20
Weighted-average shares outstanding:
Basic	22,085,585	22,071,641	2,612.83	2,612.83	2,612.83	2,612.83
Diluted	22,090,944	22,241,550	2,902.64	2,892.04	2,888.30	2,882.07

(1)

Net investment income for the year ended December 31, 2004, was negatively impacted by a $1.6 million incentive payment to one of our predecessor’s outside investment managers at the conclusion of the contract period. There are no other incentive arrangements of this type in effect, and this contract was terminated upon the closing of KMG America’s acquisition of Kanawha.

	KMG America		Predecessor
	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and investments	$575,890	$578,541	$484,405	$486,616	$455,365
Accrued investment income	5,917	4,912	5,387	5,929	6,697
Deferred acquisition costs (DAC)	14,032	—	80,657	71,723	60,593
Value of business acquired (VOBA)	72,639	74,481	29,605	33,582	36,805
Goodwill	——	—	1,258	1,258	1,258
Other assets	128,887	112,117	83,858	62,792	58,044
Total assets	$797,365	$770,051	$685,170	$661,900	$618,762
Total policy and contract liabilities	$547,894	$530,915	$462,015	$440,824	$419,613
Deferred income taxes	13,061	6,502	22,827	19,792	14,489
Other liabilities	48,927	44,846	26,851	34,550	28,048
Total liabilities	609,882	582,263	511,693	495,166	462,150
Total shareholders’ equity	187,483	187,788	173,477	166,734	156,612
Total liabilities and shareholders’ equity	$797,365	$770,051	$685,170	$661,900	$618,762

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in Items 1and 1A of this report.

Overview

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004. We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.” Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products which have been historically marketed primarily in the southeastern United States, but are now actively marketed nationwide.

For GAAP accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to herein as our “predecessor.” For financial reporting purposes, we have treated the acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material. Accordingly, in the following discussion any financial information as of any date prior to, or for any period ending on or prior to, December 31, 2004, is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition, and any financial information as of any date on or after, or for any period ending after, December 31, 2004, reflects GAAP purchase accounting adjustments made as of December 31, 2004, reflecting the acquisition.

Worksite insurance business. Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees which have been historically marketed primarily in the southeastern United States but are now being marketed nationwide. The primary insurance products that we underwrite include: life insurance; short-term disability insurance; dental insurance; indemnity health insurance; critical illness insurance; and employer excess risk insurance. For the year ended December 31, 2005, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $60.5 million, which accounted for 49.8% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products. In December 2004, we opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb. During 2005, we opened regional sales offices in Tampa, Florida; Chicago, Illinois; New York, New York; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; San Diego and San Francisco, California; and Minneapolis, Minnesota. We expect to continue to add and train additional sales and sales support staff and marketing personnel at these facilities and at offices we open in other markets throughout the United States , and will recognize the costs associated with the these additions before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance products that this business offered include long-term care insurance that we underwrote and Medicare supplement insurance underwritten by another carrier. For the year ended December 31, 2005, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $42.2 million, which accounted for 34.8 % of our premiums, commissions and fees, excluding intercompany payments, in that period.

On October 5, 2005, we sold our agency office in Ft. Myers, Florida that was primarily responsible for distributing our senior market insurance products. In conjunction with the sale of the Ft. Myers agency office, we decided not to continue actively underwriting long-term care insurance policies after December 31, 2005. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability for future claims). We also intend to continue offering through our worksite distribution channel Medicare supplement insurance written by another carrier, which generates commission income for us.

Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the year ended December 31, 2005, our third-party administration business produced commissions and fees, excluding intercompany payments, of $14.3 million, which accounted for 11.7% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

•

The volatility in the equity markets over the past few years has posed a number of problems for some participants in the life and health insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We and our predecessor have historically had minimal equity exposure (less than 1% of total invested assets as of December 31, 2005) and we plan to continue to manage equity asset allocations conservatively in the future.

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

•

Many of the events and trends affecting the life and health insurance industry have had an equal (or greater) impact on the life and health reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, and we plan to continue this practice, diminishing reinsurance capacity has negatively impacted our predecessor in the past and may further negatively impact our operations in the future. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we will have to reduce our underwriting commitments.

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

Disposition of Businesses

In December 2003, our predecessor transferred its fixed deferred annuity block of insurance for contracts still in the accumulation phase to Madison National Life Insurance Company (“Madison National”). The business was transferred pursuant to a 100% coinsurance agreement under which our predecessor ceded to Madison National substantially all assets and liabilities related to its fixed annuity business. The transaction resulted in a transfer of $15.1 million of reserves and $15.0 million of related assets. The ceding commission of $0.1 million combined with the write-off of the remaining DAC asset of $0.1 million resulted in no gain or loss being reflected on our predecessor’s GAAP financial statements as a result of the transaction. Total premium considerations of $0, $0 and $2.6 million generated by our predecessor’s fixed deferred annuity business were recognized in the years ended December 31, 2005, 2004 and 2003, respectively.

Critical Accounting Policies

We consider the following accounting policies to be critical due to the amount of judgment and uncertainty inherent in the application of these policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. In addition, if factors such as those described in Item 1A of this report cause actual events to differ from the assumptions used in applying the accounting policies and calculating financial estimates, our business, results of operations, financial condition and liquidity could be materially adversely affected.

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

Reserving Methodology

Policy benefit reserves for life insurance, long-term care insurance, individual and group accident and health insurance, disability insurance and group life and health insurance are recorded at the present value of future benefits to be paid to policyholders less the present value of the future net premiums (this method is called the “net level premium method”). These amounts are estimated and include assumptions made when the policy is issued as to the expected investment yield, inflation, mortality, morbidity, claim termination rates, awards for social security and withdrawal rates, as well as other assumptions that are based on our experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations. Throughout the life of the policy, reserves are based on these original assumptions and cannot be modified pursuant to GAAP unless policy reserves prove inadequate. We also record an unearned premium reserve which represents the portion of premiums collected or due and unpaid which is intended to pay for insurance coverage in a period after the current accounting period.

Loss recognition testing of our policy benefit reserves is performed annually. This testing involves a comparison of our actual net liability position (all liabilities less DAC and VOBA) to the present value of future net cash flows calculated using then-current assumptions. These assumptions are based on our best estimate of future experience. To the extent a premium deficiency exists, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC or VOBA. Any additional deficiency would be recognized as a premium deficiency reserve. Historically, loss recognition testing has not resulted in an adjustment to DAC or reserves. These adjustments would occur only if economic, mortality and/or morbidity conditions significantly deviated from the underlying assumptions.

In accordance with GAAP purchase accounting requirements, our predecessor’s policy and contract reserves were recorded at fair value upon the closing of the Kanawha acquisition. The policy and contract reserves were calculated as the present value of future benefits and expenses less the present value of future net premiums. These values were actuarially determined and were based upon assumed future interest rates, administrative expenses, mortality, morbidity and policy lapse rates as appropriate for the particular benefit on the purchase date. For long-term care insurance, assumptions for the present value of net premiums in the fair value calculation are consistent with current and anticipated premium increases, including those approved in the last twelve to eighteen months in certain jurisdictions for policies currently in force. These assumptions now serve as the original assumptions described in the first paragraph above.

Reserve interest assumptions (i.e., discount rates) used by us in establishing our current policy benefit reserves were modified on the purchase date. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio. Benefit reserves for limited payment policies take into account, where necessary, any deferred profits to be recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred.

The discount rate is the interest rate at which future net cash flows are discounted to determine the present value of such cash flows. If the discount rate chosen is higher than actual future investment returns, our investment returns will be insufficient to support the interest rate assumed when reserves were established. In this case, the reserves may eventually be insufficient to support future benefit payments. Alternatively, if a discount rate is chosen that is lower than actual future investment results, the reserves, and, for products such as long-term care insurance, the claims incurred in the current period will be overstated and profits will be accumulated in the reserves rather than reported as current earnings. We set our discount rate assumptions in conjunction with the current and expected future investment income rate of the assets supporting the reserves. If the investment yield at which new investments are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate chosen at future financial reporting dates will vary accordingly.

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

For most insurance products, amortization of DAC and VOBA is recognized in proportion to the ratio of annual premium revenue to the total anticipated premium revenue, which gives effect to expected terminations. DAC is amortized over the premium-paying period of the related policies. Anticipated premium revenue is determined using assumptions consistent with those utilized in the determination of liabilities for insurance reserves.

For fixed and variable annuities, interest-sensitive life insurance and fixed and variable universal life insurance policies (none of which we currently offer), DAC (and VOBA) is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Our predecessor has historically accounted for VOBA in a manner similar to DAC. The interest rate used to amortize VOBA in 2003 and 2004 was approximately 7%. Periodically, our predecessor performed tests to determine if VOBA remained recoverable from future premiums on the acquired business. Our predecessor did not incur any write-offs in 2004 or 2003 from impairments as a result of these recoverability tests.

We eliminated all of our predecessor’s historical VOBA upon the closing of the Kanawha acquisition as part of our application of GAAP purchase accounting requirements. We simultaneously re-established VOBA for the value of our predecessor’s in force business. VOBA interest rate assumptions to amortize the VOBA were also reset upon the closing of the Kanawha acquisition and the rate was approximately 6.0% at December 31, 2005.

Under our assumptions as of December 31, 2005, we estimate that the amortization of VOBA, for the next five years will be as follows:

Year Ended December 31:	Amortization
2006	4.49%
2007	4.73
2008	4.71
2009	5.01
2010	4.99

If actual lapse and mortality experience is higher or lower than assumed for the table above, then actual amortization will be faster or slower than indicated in the table.

Investments

We regularly monitor our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued and that any impairment is charged against earnings in the proper period. Our investment portfolio is managed by an external asset management firm, with the exception of certain invested assets that are managed internally. Our methodology used to identify potential impairments requires judgment by us in conjunction with our investment managers.

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

Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. In the event one or more assuming companies were to default on its obligations, it could have an adverse effect on our business, results of operations and financial condition. To limit this risk, we have implemented procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. In some cases, the reinsurers have placed amounts in trust that would be the equivalent of the recoverable amount and for which we are the beneficiary. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management experience and current economic conditions. As of December 31, 2005, 2004 and 2003, there was no allowance for doubtful accounts.

Results of Operations

Consolidated Overview

The following table presents:

•	Historical consolidated financial information for each of the two years ended December 31, 2004 and 2003 for our Predecessor.
•	Historical financial information for the period from January 21, 2004 (KMG America’s date of inception), to December 31, 2004 and for the year ended December 31, 2005, for KMG America.

For financial reporting purposes, we have treated the Kanawha acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material. Accordingly, in the following discussion any financial information as of any date prior to, or for any period ending on or prior to, December 31, 2004, is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition, and any financial information as of any date on or after, or for any period ending after, December 31, 2004, reflects GAAP purchase accounting adjustments made as of December 31, 2004, reflecting the acquisition.

	KMG America		Predecessor
	Year Ended December 31,	For the Period from January 21 through December 31	Year Ended December 31,
	2005	2004	2004	2003
	(dollars in thousands)
Revenues:
Insurance premiums	$106,887.5	$—	$102,835.6	$106,415.9
Net investment income(1)	27,744.9	18.4	25,202.4	27,072.8
Commission and fees	14,564.6	—	13,475.5	13,018.0
Net realized gains	358.3	—	9,432.6	7,600.5
Other income	3,867.9	—	3,108.2	2,317.3
Total revenues	153,423.2	18.4	154,054.3	156,424.5

Benefits and expenses:
Policyholder benefits	84,287.7	—	90,175.0	89,261.1
Commissions	9,635.2	—	9,690.1	9,074.2
General expenses	41,904.7	284.4	27,795.0	29,538.1
Taxes, licenses and fees	4,677.4	4.1	4,677.6	4,708.1
Depreciation and amortization	2,838.7	—	2,491.9	3,004.8
Amortization of DAC	3,467.5	—	9,468.3	9,588.5
Total benefits and expenses	146,811.2	288.5	144,297.9	145,174.8

Income before income taxes	6,612.0	(270.1)	9,756.4	11,249.7
Income taxes (benefit)	(2,128.2)	94.5	(3,565.9)	(3,499.4)

Income before cumulative effects of changes in accounting principle	4,483.8	(175.6)	6,190.5	7,750.3

Cumulative effect of accounting change	175.7	—	—	—
Net Income	$4,659.5	$(175.6)	$6,190.5	$7,750.3
Benefits to premiums ratio(2)	78.9%	N/A	87.7%	83.9%

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

Discussion of Results by Business Segment

The following section discusses significant factors that impact our revenues and insurance underwriting results segregated into the following five business segments:

Worksite insurance business. The worksite insurance business provides life and health insurance products to employers and their employees. This business segment includes worksite business as well as individual insurance business sold directly to the end consumer and not considered part of the senior market business. The primary insurance products sold by this business include life, short-term disability, dental, indemnity health, employer excess risk and critical illness. The earnings reported in any period for our worksite insurance business generally depends on growth in underwritten business, business mix, persistency of business in force, benefit payouts and administrative expenses incurred. Revenues are generated primarily from new and renewal premiums. The worksite insurance business also includes business sold through our career agency distribution channel, which is a group of agents and managers that are our employees that sell life and health insurance products directly to individuals and small businesses.

Senior market insurance business. Throughout the reporting period, the senior market insurance business provided individual insurance products, primarily long-term care insurance, tailored to the needs of older individuals. The level of operating earnings reported in any period during the reporting period for our senior market insurance business generally depended on growth in underwritten business, business mix, risk concentration, the ability to adjust premium rates, persistency of business in force, benefit payouts and administrative expenses incurred. Revenues were generated primarily from new and renewal premiums. As a result of our decision to cease actively underwriting long-term care insurance after December 31, 2005, operating earnings from this business segment will be dependent on our ability to adjust premium rates, persistency of business in force, benefit payouts and administrative expenses incurred. Revenues will be generated primarily from renewal premiums.

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

Acquired business. Our predecessor obtained over time through assumption and indemnity reinsurance transactions, a number of blocks of life and health insurance business in which it has since elected to discontinue accepting new business. Revenue from this business reflects renewal premiums and other considerations on business in force that will continue to decline over time as policies lapse. The earnings generated by acquired blocks of business in any period will be affected by, among other things, historical pricing levels together with approved premium rate increases if any, diversification of the underlying insurance policies, persistency and loss frequency and severity.

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

Definitions of Insurance Terms

The following list includes definitions of insurance terms used in the discussion of our consolidated results of operations. Terms are listed in the order in which they appear in our consolidated statements of operations.

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

Consolidated Results of Operations

The following discussion reflects our and our predecessor’s results for the years ended December 31, 2005, 2004, and 2003.

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

The following represents a summary of our and our predecessor’s statement of operations and asset composition by reportable segment. Except as noted, the financial statement information set forth below is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition of the predecessor:

KMG AMERICA AND PREDECESSOR

	KMG America		Predecessor
	For the Year Ended December 31,	For the Period from January 21 through December 31,	For the Year Ended December 31,
	2005	2004	2004		2003
Worksite Insurance Business
Insurance premiums	$60,528,639	$—	$56,308,493		$58,432,771
Net investment income	6,524,218	—	5,028,355		5,943,960
Commission and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	172,142	—	263,734		386,070
Total revenues	67,224,999	—	61,600,582		64,762,801
Policyholder benefits	43,556,110	—	44,292,442		45,129,701
Commissions	3,741,433	—	3,779,844		4,027,870
Expenses, taxes, fees and depreciation	16,327,059	—	9,966,881		11,149,951
Amortization of DAC	3,657,962	—	6,208,791		5,201,470
Total benefits and expenses	67,282,564	—	64,247,958		65,508,992
(Loss) before Federal income tax	$(57,565)	$—	$(2,647,376)		$(746,191)
Total assets	$166,401,638	$—	$169,760,986	(1)	$151,371,669
Senior Market Insurance Business
Insurance premiums	$42,239,844	$—	$42,060,326		$41,546,362
Net investment income	4,641,343	—	3,878,429		2,426,903
Commission and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	2,935,257	—	2,346,577		1,563,506
Total revenues	49,816,444	—	48,285,332		45,536,771
Policyholder benefits	35,355,291	—	35,829,058		33,146,152
Commissions	5,494,810	—	5,481,986		4,587,237
Expenses, taxes, fees and depreciation	3,995,699	—	3,695,003		2,927,784
Amortization of DAC	553,539	—	641,079		825,889
Total benefits and expenses	45,399,339	—	45,647,126		41,487,062
Income before Federal income tax	$4,417,105	$—	$2,638,206		$4,049,709
Total assets	$193,889,081	$—	$160,381,684	(1)	$115,751,057
Third-Party Administration Business
Insurance premiums	$—	$—	$—		$—
Net investment income	—	—	—		—
Commission and fees	14,263,603	—	13,295,120		13,007,733
Net realized gains	—	—	—		—
Other income	3,052	—	798		63,857
Total revenues	14,266,655	—	13,295,918		13,071,590
Policyholder benefits	—	—	—		—
Commissions	—	—	—		—
Expenses, taxes, fees and depreciation	12,838,087	—	12,200,228		12,564,353
Amortization of DAC	—	—	—		—
Total benefits and expenses	12,838,087	—	12,200,228		12,564,353
Income before Federal income tax	$1,428,568	$—	$1,095,690		$507,237
Total assets	$11,102,572	$—	$8,186,306	(1)	$8,858,946

Acquired Business
Insurance premiums	$4,119,035	$—	$4,466,726		$6,436,741
Net investment income	7,807,899	—	8,507,129		9,230,046
Commissions and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	69,072	—	115,613		122,037
Total revenues	11,996,006	—	13,089,468		15,788,824
Policyholder benefits	5,376,325	—	10,053,493		10,985,219
Commissions	398,989	—	428,247		459,135
Expenses, taxes, fees and depreciation	2,740,522	—	2,829,686		3,037,122
Amortization of DAC	(744,002)	—	2,618,432		3,561,171
Total benefits and expenses	7,771,834	—	15,929,858		18,042,647
Income (loss) before Federal income tax	$4,224,172	$—	$(2,840,390)		$(2,253,823)
Total assets	$204,288,455	$—	$215,850,711	(1)	$203,214,521
Corporate and Other
Insurance premiums	$—	$—	$—		$—
Net investment income	8,771,411	18,408	7,788,499		9,471,850
Commissions and fees	301,024	—	180,402		10,286
Net realized gains	358,318	—	9,432,585		7,600,499
Other income	688,349	—	381,505		181,850
Total revenues	10,119,102	18,408	17,782,991		17,264,485
Policyholder benefits	—	—	—		—
Commissions	—	—	—		—
Expenses, taxes, fees and depreciation	13,519,416	288,489	6,272,750		7,571,779
Amortization of DAC	—	—	—		—
Total benefits and expenses	13,519,416	288,489	6,272,750		7,571,779
Income before Federal income tax	$(3,400,314)	$(270,081)	$11,510,241		$9,692,706
Total assets	$221,683,323	$770,051,331	$157,714,248	(1)	$205,974,072
Total Company:
Insurance premiums	$106,887,518	$—	$102,835,545		$106,415,874
Net investment income	27,744,871	18,408	25,202,412		27,072,759
Commissions and fees	14,564,627	—	13,475,522		13,018,019
Net realized gains	358,318	—	9,432,585		7,600,499
Other income	3,867,872	—	3,108,227		2,317,320
Total revenues	153,423,206	18,408	154,054,291		156,424,471
Policyholder benefits	84,287,726	—	90,174,993		89,261,072
Commissions	9,635,232	—	9,690,077		9,074,242
Expenses, taxes, fees and depreciation	49,420,783	288,489	34,964,548		37,250,989
Amortization of DAC	3,467,499	—	9,468,302		9,588,530
Total benefits and expenses	146,811,240	288,489	144,297,920		145,174,833
Income (loss) before Federal income tax	$6,611,966	$(270,081)	$9,756,371		$11,249,638
Total assets	$797,365,069	$770,051,331	N/A(2)		$685,170,265

_______________________

(1) KMG America at December 31, 2004, adjusted for purchase accounting adjustments to reflect the Kanawha acquisition.

(2)Aggregate total assets for our predecessor as of December 31, 2004, is not reported because our predecessor had been acquired by KMG America at that date and our predecessor’s assets had been consolidated into the KMG America balance sheet at that date.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Financial Results Overview

Net income for the year ended December 31, 2005, decreased $1.5 million, or 24.2%, to $4.7 million from net income of $6.2 million in 2004. The decrease in net income was primarily due to decreases in revenues as the result of decreases in net realized gains offset by increases in premiums. In addition there were increases in expenses offset by decreases in policyholder benefits, all of which are described in greater detail below.

Revenues

Total revenues for the year ended December 31, 2005, decreased $0.7 million, or 0.5%, to $153.4 million from total revenues of $154.1 million in 2004. The primary factors causing the fluctuations are explained below under the captions “Premiums,” “Net Investment Income” “Commission and Fee Income” “Realized Investment Gains and Losses” and “Other Income”.

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the year ended December 31, 2005				For the year ended December 31, 2004				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$18.6	$1.8	$—	$20.4	$13.6	$4.4	$—	$18.0	$5.0	$(2.6)	$—	$2.4
Renewal	45.0	54.2	—	99.2	44.7	50.6	—	95.3	0.3	3.6	—	3.9
Total	63.6	56.0	—	119.6	58.3	55.0	—	113.3	5.3	1.0	—	6.3
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	4.1	4.1	—	—	4.6	4.6	—	—	(0.5)	(0.5)
Total	—	—	4.1	4.1	—	—	4.6	4.6	—	—	(0.5)	(0.5)
Ceded
New	(2.1)	(1.0)	—	(3.1)	(0.9)	(2.8)	0.0	(3.7)	(1.2)	1.8	—	0.6
Renewal	(1.0)	(12.8)	0.0	(13.8)	(1.1)	(10.1)	(0.1)	(11.3)	0.1	(2.7)	0.1	(2.5)
Total	(3.1)	(13.8)	0.0	(16.9)	(2.0)	(12.9)	(0.1)	(15.0)	(1.1)	(0.9)	0.1	(1.9)
Net
New	16.5	0.8	—	17.3	12.7	1.6	0.0	14.3	3.8	(0.8)	—	3.0
Renewal	44.0	41.4	4.1	89.5	43.6	40.5	4.5	88.6	0.4	0.9	(0.4)	0.9
Total	60.5	42.2	4.1	106.8	56.3	42.1	4.5	102.9	4.2	0.1	(0.4)	3.9

Worksite net new premiums increased $3.8 million, or 29.9%, to $16.5 million for the year ended December 31, 2005, from $12.7 million for the year ended December 31, 2004, due to increased sales volumes. New sales increased $1.7 million, or 12.8%, to $15.0 million in the year ended December 31, 2005, from $13.3 million in the year ended December 31, 2004, due to increased emphasis on this core business segment. Net renewal premiums increased $0.4 million, or 0.9%, due to the increased amount of insurance in force created by prior year sales.

Senior market net new premiums decreased $0.8 million, or 50.0%, to $0.8 million for the year ended December 31, 2005, from $1.6 million for the year ended December 31, 2004, due to a decrease in new sales. New sales decreased $1.7 million, or 53.1%, to $1.5 million in the year ended December 31, 2005, from $3.2 million in the year ended December 31, 2004. A sales decline that began in mid-2003, resulting from the discontinuance of an older product and the introduction of a new product with significantly higher premiums, continued into 2005. In addition, decisions were made to no longer actively underwrite long term care insurance policies after December 31, 2005 and to close our primary long term care distribution office in October, 2005. We intend to retain and actively manage the existing in force block of long term care. Net renewal premiums increased $0.9 million, or 2.2%, due to the increased amount of insurance in force created by prior year sales. This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.

Acquired business premiums decreased $0.5 million, or 10.9%, to $4.1 million for the year ended December 31, 2005, from $4.6 million for the year ended December 31, 2004. Neither we nor our predecessor has acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $2.5 million, or 9.9%, to $27.7 million in the year ended December 31, 2005, from $25.2 million in the year ended December 31, 2004. Net investment income for 2004 was negatively impacted by a non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers at the conclusion of the contract period. Excluding this item, net investment income increased $0.9 million in the year ended December 31, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income in 2005 occurred as a result of an increase in total cash and investments of approximately $58.0 million that occurred in conjunction with the completion of our initial public offering on December 21, 2004. These proceeds were held in short term investments or cash equivalents for the majority of 2005, which produced lower effective yields for that portion of the portfolio. Invested assets increased by $82.2 million or 17.8%, to $543.3 million as of December 31, 2005, from $461.1 million as of December 31, 2004, reflecting the investment of cash generated by 2004 asset sales and our initial public offering. Generally, increases in cash and invested assets are due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 4.78% for the year ended December 31, 2005, compared to an average yield of 5.14% for the year ended December 31, 2004, excluding the effects of the non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers. This decline resulted from lower interest rates combined with the significantly larger amount of assets held in cash for a significant period of time during the year ended December 31, 2005. The incentive payment made in 2004 was charged directly to the corporate and other segment, while all other net investment income is allocated to our various business segments on a pro rata basis based on the invested assets attributed to the business segment.

In conjunction with the application of GAAP purchase accounting requirements, assets attributed to the worksite insurance business, the senior insurance business and the acquired business all increased at December 31, 2004. For 2005, total assets attributed to the worksite insurance business have not experienced any significant fluctuations. Total assets attributed to the senior market insurance business have increased significantly due to the accumulation of long-term care insurance premiums retained to establish policy reserves for the payment of future policyholder benefits. Assets attributed to the third-party administration business consist primarily of operating cash and receivables with respect to administrative claims payments awaiting settlement. These assets are subject to significant variations due to timing of payments made, and there is no investment income attributed to them. Assets attributed to the acquired business have declined since 1999 as a result of policy lapses and the fact that no blocks of business have been acquired since 1999. Assets attributed to the corporate and other segment are subject to significant fluctuations because changes in unrealized gains are all allocated to the corporate and other segment.

Commission and Fee Income

Commission and fee income increased $1.1 million, or 8.1%, to $14.6 million for the year ended December 31, 2005, from $13.5 million for the year ended December 31, 2004. Most of the commission and fee income was from administrative fees relating to third-party administration. The increase was due to an increase in business in force resulting from increased sales of our administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain in the year ended December 31, 2005 decreased by $9.0 million to $0.4 million from $9.4 million in the year ended December 31, 2004. The net gain realized on fixed maturity securities in the year ended December 31, 2005, totaled $0.1million compared to a net gain realized on fixed maturity securities of $7.1 million in the year ended December 31, 2004. In 2004, our predecessor’s investment committee elected to take advantage of favorable market conditions for fixed maturity securities by selling certain fixed maturity securities to recognize gains. Realized gains on fixed maturity securities in 2005 and 2004 were negatively impacted by impairment charges of $0.2 million and $0.5 million, respectively. The net gain realized on equity securities in the year ended December 31, 2005, totaled $0.0 million compared to a net gain realized on equity securities of $2.4 million for the year ended December 31, 2004. The 2004 gains on equity securities were due to our predecessor’s investment committee’s election to take advantage of favorable market conditions by selling certain common stocks to recognize gains on these sales. Realized gains on equity securities in 2005 and 2004 were negatively impacted by impairment charges of $0.0million and $0.2, respectively. The net gain realized on other investments in the year ended December 31, 2005, totaled $0.2 million compared to a net gain realized on other investments of $0.4 million for the year ended December 31, 2004. Other investments represent the assets purchased to support the deferred compensation liability of the company, and realized gains and or losses are directly offset with increases and or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.8 million, or 25.8%, to $3.9 million in the year ended December 31, 2005, from $3.1million in the year ended December 31, 2004. In 2005, other income includes $0.3 million of proceeds from litigation settlements, resulting from our participation in various class action litigations. The remaining increases reflect increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $2.5 million, or1.7%, to $146.8 million in the year ended December 31, 2005, from $144.3 million in the year ended December 31, 2004. The primary factors causing this increase are explained below under the captions “Policyholder Benefits” , “Insurance Commissions”, “General Insurance Expenses”, “Insurance Taxes, Licenses and Fees” and “Amortization of DAC and VOBA.”

Policyholder Benefits

Policyholder benefits decreased $5.9 million, or 6.5%, to $84.3 million in the year ended December 31, 2005, from $90.2 million in the year ended December 31, 2004. This produced a benefits to premium ratio of 78.9% in 2005 compared to 87.7% in 2004. The benefits to premium ratio declined primarily as a result of the GAAP purchase accounting adjustments described in the next three paragraphs.

Worksite marketing policyholder benefits decreased $0.7 million, or 1.6%, to $43.6 million for the year ended December 31, 2005, from $44.3 million for the year ended December 31, 2004. This produced benefits to premium ratios of 72.0 % for the year ended December 31, 2005, compared to 78.7% for the year ended December 31, 2004. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases in the near future. The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves.

Senior market policyholder benefits decreased $0.4 million, or 1.1%, to $35.4 million for the year ended December 31, 2005, from $35.8 million for the year ended December 31, 2004. This produced benefits to premium ratios of 83.7% for the year ended December 31, 2005, compared to 85.2% for the year ended December 31, 2004. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases in the near future. The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves, partially offset by an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claims reserves.

Acquired business policyholder benefits decreased $4.7 million, or 46.5%, to $5.4 million for the year ended December 31, 2005, from $10.1 million for the year ended December 31, 2004. This produced benefits to premium ratios of 130.5% for the year ended December 31, 2005, compared to 225.1% for the year ended December 31, 2004. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. In accordance with GAAP purchase accounting requirements, policy and contract reserves were recorded at fair value on December 31, 2004. This adjustment produced increased reserve balances, which should result in smaller reserve increases in the near future.

The benefits to premium ratio decreased primarily as a result of this reduction in the increase in policy and contract reserves.

Insurance Commissions

Commission expenses decreased $0.1 million, or 1.0%, to $9.6 million in the year ended December 31, 2005, from $9.7 million in the year ended December 31, 2004. This change resulted from normal fluctuations related to renewal premiums.

General Insurance Expenses

General insurance expenses increased $14.1million, or 50.7%, to $41.9 million in the year ended December 31, 2005, from $27.8 million in the year ended December 31, 2004. General insurance expenses for 2005 include approximately $13.3 million of incremental costs associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel, occupancy costs, infrastructure development, back-office expenses, director and officer and related types of insurance coverage, and costs associated with being a public company. Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors. During 2005, we incurred $0.7 million in defense costs related to the ReliaStar litigation and shut down costs of $0.3 million associated with the sale of our Ft. Myers based senior market insurance agency office. We also incurred deferred compensation expenses of $0.2 million associated with the increase in market value of the deferred compensation plan assets. The deferred compensation expenses are directly offset with realized investment gains of the same amount

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees were unchanged at $4.7 million in the years ended December 31, 2005 and 2004. Premium income, which drives premium taxes, was relatively flat between 2005 and 2004.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $15.0 million and $13.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in deferrals was primarily due to the increase in net new premiums in the worksite segment somewhat offset by the decrease in net new long-term care premiums in the senior market.

Our predecessor assigned a value to the insurance in force of acquired companies or blocks of insurance business at the date of acquisition. No companies or blocks of business were acquired in 2005 or 2004.

The amortization of DAC and VOBA decreased $6.0 million, or 63.2%, to $3.5 million for the year ended December 31, 2005, from $9.5 million for the year ended December 31, 2004. In accordance with GAAP purchase accounting requirements, our predecessor’s DAC and VOBA were eliminated, and a new VOBA was established for the value of the in-force business as of December 31, 2004. This adjustment resulted in decreased DAC and VOBA balances, which cause smaller amortization charges going forward.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the years ended December 31, 2005, and 2004 were 32.2% and 36.5% respectively. The variations in these rates is due to the fact that a portion of our consolidated income for the year ended December 31, 2005 resulted from a subsidiary that has net operating loss carry forwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company.

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

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the year ended December 31, 2004				For the year ended December 31, 2003				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$13.6	$4.4	$—	$18.0	$15.9	$9.6	$—	$25.5	$(2.3)	$(5.2)	$—	$(7.5)
Renewal	44.7	50.6	—	95.3	44.2	42.1	—	86.3	0.5	8.5	—	9.0
Total	58.3	55.0	—	113.3	60.1	51.7	—	111.8	(1.8)	3.3	—	1.5
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	4.6	4.6	—	—	6.6	6.6	—	—	(2.0)	(2.0)
Total	—	—	4.6	4.6	—	—	6.6	6.6	—	—	(2.0)	(2.0)
Ceded
New	(0.9)	(2.8)	0.0	(3.7)	(0.8)	(3.8)	—	(4.6)	(0.1)	1.0	—	0.9
Renewal	(1.1)	(10.1)	(0.1)	(11.3)	(0.9)	(6.4)	(0.1)	(7.4)	(0.2)	(3.7)	—	(3.9)
Total	(2.0)	(12.9)	(0.1)	(15.0)	(1.7)	(10.2)	(0.1)	(12.0)	(0.3)	(2.7)	—	(3.0)
Net
New	12.7	1.6	0.0	14.3	15.1	5.8	—	20.9	(2.4)	(4.2)	—	(6.6)
Renewal	43.6	40.5	4.5	88.6	43.3	35.7	6.5	85.5	0.3	4.8	(2.0)	3.1
Total	56.3	42.1	4.5	102.9	58.4	41.5	6.5	106.4	(2.1)	0.6	(2.0)	(3.5)

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

Commission and Fee Income

Commission and fee income increased $0.5 million, or 3.8%, to $13.5 million for the year ended December 31, 2004, from $13.0 million for the year ended December 31, 2003. Most of the commission and fee income was from administrative fees relating to third-party administration. The increase was due to an increase in business in force resulting from increases in sales of our predecessor’s administrative services.

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

Investments

The following table shows the carrying value of our and our predecessor’s investments by type of security as of the dates indicated.

	KMG America
	As of December 31,
	2005		2004
	(dollars in thousands)
Fixed maturity securities	$498,157.4	91.7%	$409,613.2	88.8%
Equity securities	286.8	0.1	36.0	0.0
Mortgage loans on real estate	17,606.7	3.2	23,678.7	5.2
Policy loans	21,803.4	4.0	22,620.8	4.9
Other investments	5,452.2	1.0	5,192.5	1.1

Total investments	$543,306.5	100%	$461,141.2	100%

Of the fixed maturity securities shown above, 77.6% and 80.9% (based on total carrying value) were invested in securities rated “A” or better as of December 31, 2005, and 2004, respectively.

The following table provides the cumulative net unrealized gains (pre-tax) on the Company’s fixed maturity securities and equity securities as of the dates indicated. Effective December 31, 2004, our investments were recorded at fair value, thereby eliminating all unrealized gains and losses, as part of the application of GAAP purchase accounting requirements.

	KMG America
	As of December 31,
	2005	2004
	(dollars in thousands)
Fixed maturity securities:
Amortized cost	$505,848.8	$409,613.2
Unrealized gains	1,811.8	—
Unrealized losses	(9,503.2)	—
Carrying value	$498,157.4	$409,613.2
Equities:
Cost	$286.8	$36.0
Unrealized gains	—	—
Unrealized losses	—	—
Carrying value	$286.8	$36.0

Net unrealized (losses) on fixed maturity securities were $7.7 million as of December 31, 2005.

Net unrealized losses on equity securities were $0.0 as of December 31, 2005.

Unrealized losses were reviewed for other than temporary impairment in conjunction with our investment policies. Impairment charges of $0.2 million and $0.7 million were taken in 2005 and 2004, respectively.

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

The review of fixed maturity securities for impairments includes an analysis of the total gross unrealized losses for three categories of securities: (1) securities where the estimated fair value had declined and remained below amortized cost by less than 20%; (2) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months; and (3) securities where the estimated value had declined and remained below amortized cost by 20% or more for six months or greater. Securities in the first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions and certain industry trends. The first category generally includes securities that have declined in value as a result of fluctuations in interest rates, rather than due to difficulties experienced by the issuer of the securities. While all of these securities are monitored for potential impairment, our and our experience indicates that securities in the first two categories do not present as great a risk of impairment, and securities in these categories often recover their fair value over time as the factors that caused the declines improve. In addition, the Company has the intent and ability to hold these securities until they recover in value.

Writedowns are recorded as investment losses and the cost bases of the securities are adjusted accordingly. The revised cost basis is not changed for subsequent recoveries in value. Writedowns of fixed maturities were $0.2 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively. These writedowns reflected other than temporary impairments on Delta Airlines and Triton Aviation fixed income securities. Both of these securities have been impacted by the negative conditions affecting the airline industry generally. Delta’s credit rating was downgraded twice during 2004 and the value of the Triton securities continued a decline for which an impairment of $0.7 million was recognized in 2003. Writedowns of equity securities were $0.2 million for the year ended December 31, 2004, reflecting poor operating results and a market value decline in excess of 75 percent on Verso Technologies, Inc.

Reserves

The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	KMG America
	As of December 31,
	2005	2004
	(dollars in thousands)
Life and annuity reserves	$299,454.2	$309,940.3
Accident and health reserves	227,705.6	200,801.8
Policy and contract claims	10,008.3	9,343.5
Other policyholder liabilities	10,726.2	10,829.8
Total policy liabilities	$547,894.3	$530,915.4

Life and annuity reserves decreased by $10.4 million, or 3.4%, to $299.5 million as of December 31, 2005, from $309.9 million as of December 31, 2004. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999. These blocks represented $7.8 million of the decrease in reserves for the year ended December 31, 2005, and $9.3 million of the decrease in reserves for the year ended December 31, 2004. Accident and health reserves increased by $26.9 million or 13.4%, to $227.7 million as of December 31, 2005, from $200.8 million as of December 31, 2004. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care premiums received. Policy and contract claims, which represent liabilities for actual claims reported and payable, increased by $0.7million, or 7.5%, to $10.0 million as of December 31, 2005, from $9.3 million as of December 31, 2004. This increase represents timing of claims received and processed, and although there are always fluctuations in policy and contract claim reserves from period to period, there were no significant events or trends during the periods discussed in this paragraph that would produce any material changes in our claims reserves.

Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, decreased by $0.1million, or 0.9%, to $10.7 million as of December 31, 2005, from $10.8 million as of December 31, 2004.

Participating Policies

Policyholder dividends are recognized over the term of the related policies. Participating business represents approximately 30% and 30%, respectively, of the Company’s total ordinary life insurance in force at December 31, 2004, and 2005. Dividends paid to policyholders in 2005, 2004 and 2003 were approximately $2.1 million, $2.2 million and $2.0 million, respectively. Participating premiums as a percentage of direct life premiums were 46% in 2005, 51% in 2004 and 52% in 2003.

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

The following table sets forth reinsurance recoverables by category as of the dates indicated:

	KMG America
	As of December 31,
	2005	2004
	(dollars in thousands)
Ceded future policyholder benefits and expense	$77,086.6	$70,584.9
Ceded claims and benefits payable	1,209.5	769.9
Reinsurance recoverables	$78,296.1	$71,354.8

Reinsurance recoverables increased by $6.9 million, or 9.7%, to $78.3 million as of December 31, 2005, from $71.4 million as of December 31, 2004. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care business reinsured.

Recorded ceded loss recoveries from reinsurers (recorded as a reduction in policyholder benefits) were $8.4 million and $7.9 million for the years ended 2005 and 2004, respectively.

Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. In the event one or more assuming companies were to default on its obligations, it could have an adverse effect on our business, results of operations and financial condition. To limit this risk, we have implemented procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. In some cases, the reinsurers have placed amounts in trust that would be the equivalent of the recoverable amount and for which we are the beneficiary. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management experience and current economic conditions. As of December 31, 2005 and 2004, there was no allowance for doubtful accounts.

The following table sets forth our individual reinsurance recoverables exposure to specific reinsurers and their corresponding A.M. Best financial strength rating as of December 31, 2005:

Reinsurer	Recoverable Amount	A.M. Best Rating
	(dollars in thousands)
Reassure America	$22,349.9	A	+
Madison National	12,641.8	A	–
GE ERC	12,157.7	A
General & Cologne Re	11,660.0	A	+
Munich Re	16,405.7	A	+
Unum	1,346.7	A	–
Lloyd’s of London)	556.1	A
Lincoln National Life	274.1	A	+
Hanover Life Re	198.9	A
Swiss Re	198.1	A	+
Transamerica	121.5	A	+
Scottish Re	173.6	A	–
All other	212.0
Less: Allowance for uncollectible	—
Total recoverable	$78,296.1

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

For 2006, the maximum amount of dividends that Kanawha can pay to KMG America under applicable laws and regulations without prior regulatory approval is $8.5 million. If KMG America is able to successfully execute its business plan and accelerate Kanawha’s earnings growth in its insurance operations, KMG America expects that the maximum allowable dividend from Kanawha to the holding company will increase at an accelerated rate year-over-year. If the ability of Kanawha to pay dividends or make other payments to KMG America is materially restricted by regulatory requirements, it could adversely affect KMG America’s ability to pay any dividends on its common stock and/or service its debt and pay its other corporate expenses.

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

KMG America has outstanding debt of approximately $15.8 million because a portion of the purchase price for the Kanawha acquisition was paid in the form of a $15.0 million subordinated promissory note with a five-year term beginning on the closing date of the acquisition. Interest on the promissory note is accruing at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable. The terms of the promissory note limit KMG America’s and Kanawha’s ability to incur additional debt. KMG America maintains a $2.0 million line of credit available to meet short-term cash flow needs. We are seeking to expand our available credit facilities in order to maximize financial flexibility and are considering adding leverage to our capital structure.

Our qualified defined benefit pension plan was under-funded by $2.1 million as of December 31, 2005, with an actuarially determined projected benefit obligation of $17.2 million as opposed to plan assets of $15.1 million. In 2005, we made contributions to the pension fund of $2.5 million. In accordance with ERISA, there was no expected minimum funding requirement for this plan for the year ended December 31, 2005. Based on the plan’s current funding status and ERISA and IRS guidelines, no required contributions to the plan are anticipated for 2006.

We are not currently planning to make any other significant capital expenditures or acquisitions in 2006 or subsequent years. However, we plan to significantly expand outlays relating to marketing and sales activities over the next several years including outlays required to build a national sales organization, which is a key component of our strategy. These outlays will include expenses such as salaries and cash incentive compensation, employee benefits, occupancy and information technology expenses of additional sales personnel, advertising and marketing costs, consulting and recruiting. The execution of our business plan will require additional outlays associated with the development of a national insurance company including home office expenses for executive management and additional financial, actuarial and underwriting personnel, infrastructure development and back-office expenses, as well as costs associated with our being a public company.

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

The table below shows the Company’s and our predecessor’s recent net cash flows:

	For The Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$11,199.2	$19,998.9	$(6,890.1)
Investing activities	(96,016.4)	22,631.2	(6,871.3)
Financing activities	—	9,432.9	(1,750.0)
Net change in cash	$(84,817.2)	$52,063.0	$(15,511.4)

Cash Flows for the Years Ended December 31, 2005, 2004 and 2003. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Other changes in cash flows for the years ended December 31, 2005, 2004, and 2003 are as follows:

We held approximately $117.4 million in cash at December 31, 2004, primarily consisting of cash proceeds from sales and maturities of our invested assets and from our initial public offering of common stock. We invested a significant portion of this cash in fixed maturity securities in 2005, resulting in the net cash outflow from investing activities of $96.0 million. This produced a corresponding increase in invested assets.

Other assets increased by $0.8 million in 2005, primarily representing a $2.9 million prepaid pension asset, offset by the receipt of a $2.2 million receivable for a securities trade that had not settled as of December 31, 2004.

Accounts payable and accrued expenses increased by $1.3 million in 2005, primarily due to a $1.6 million increase in reinsurance settlements due related to the acquired business.

The liability for benefits for employees and agents increased by $1.5 million in 2005, primarily resulting from additional pension plan liability accruals of $1.0 million established to fund future payments under the pension plan as well as additional deferred compensation balances of $0.3 million.

Federal income tax recoverable increased by $0.9 million in 2005 as a result of losses incurred in Kanawha Insurance Company that will be carried back to prior years. The deferred tax asset increased by $5.8 million and the deferred tax liability increased by $6.6 million. The combination of the three items resulted in a net decrease in tax liabilities of $0.1 million, inclusive of a decrease of $2.7 million related to the decrease in fair market value of invested assets.

Accounts payable and accrued expenses increased by $4.5 million in 2004, primarily due to an increase in reinsurance payables of $6.8 million relating to acquired business, and a decrease in accrued compensation expense of $1.8 million relating to payments of accrued compensation that were made in 2004.

Other assets decreased by $2.2 million in 2004, primarily due to the timing of payments and receipts from our reinsurers.

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

In connection with our acquisition of Kanawha in 2004, outstanding Kanawha stock options were exercised, resulting in cash receipts of $6.1 million and a tax benefit of $3.3 million. The exercise of these outstanding stock options produced the majority of the $3.8 million increase in federal income tax recoverable.

Reinsurance recoverables increased significantly by $20.2 million in 2003. The key, non-routine component of the increase was the result of ceding $15.0 million of reserves associated with the annuity block of business to Madison National Life Insurance Company.

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

In 2003, our predecessor had realized gains of $7.6 million primarily due to its decision made by our predecessor’s investment committee to take advantage of favorable market conditions by selling securities to recognize gains.

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2005, are detailed in the table below:

	Total	Less than one year	1-3 years	3-5 years	After 5 years
	(dollars in thousands)
Contractual obligations:
Operating leases	$526.0	$178.0	$348.0	$—	$—
Information technology and document management outsourcing contract(1)	60,662.0	7,427.0	14,987.0	15,165.0	23,083.0
Subordinated promissory note	19,144.2	—	—	19,144.2	—
Policy and contract liabilities(2)	547,894.3	11,618.3	27,156.1	31,663.0	477,456.9
Total obligations and commitments	$628,226.5	$19,223.3	$42,491.1	$65,972.2	$500,539.9

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

Recently Issued Accounting Standards

See “Note 2 – Significant Accounting Policies – Recently Issued Accounting Standards” of Item 8 of this report, which is incorporated herein by reference, for a discussion of Recently Issued Accounting Standards.

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

Interest Rate Risk

We invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and mortgage loans, primarily in the United States. We are exposed to two forms of interest rate risk-price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows, forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows, forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2005, we held $498.2 million of fixed maturity securities at fair market value and $17.6 million of mortgage loans for a combined total of 95.0% of total invested assets.

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

As of December 31, 2005

Basis Point Change	-100	-50	0	50	100
	(dollars in millions)
Total market value	$531.7	$514.7	$498.2	$482.0	$466.3
% Change in market value from base case	6.7%	3.3%	—	(3.2)%	(6.4)%
$Change in market value from base case	$33.6	$16.5	—	$(16.1)	$(31.8)

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

Our risk management strategy and investment policy is to invest in debt instruments of issuers with high credit ratings and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit ratings. Currently, our portfolio limits are 2.00% for issuers rated AAA, 1.50% for issuers rated AA- to AA+, 1.00% for issuers A- to A+, 0.50% for issuers rated BBB- to BBB+ and 0.25% for issuers rated BB- to BB+. These portfolio limits are further reduced for some issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2005:

Rating	Carrying Value	Percentage of Total
	(dollars in thousands)
AAA/AA/A	$386,323.9	77.6%
BBB	100,283.7	20.1
BB	7,098.8	1.4
B and lower	4,450.9	0.9
Total	$498,157.3	100.0%

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

Approximately 50% of our $78.3 million of reinsurance recoverables at December 31, 2005, are protected from credit risk because the reinsurer has placed amounts in a trust account that is pledged to us. The trust account values are at least equal to the recoverable amounts from the underlying reinsurance agreements. For recoverables that are not protected by these mechanisms, we depend solely on the credit of the reinsurer. Substantially all of our reinsurance exposure has been ceded to companies rated “A-” or better by A.M. Best.

Inflation Risk

We are exposed to inflation risk because we invest substantial funds in nominal assets, which are not indexed to the level of inflation, but the underlying liabilities are indexed to the level of inflation. Life insurance policies with reserves of approximately $7.4 million as of December 31, 2005 (representing 1.6% of our total reserves), have death benefits that are guaranteed to grow based on inflation linked indices. Substantially all of these policies are subject to caps that limit the amount by which the death benefits can grow each year. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings.

In addition, we are exposed to inflation risk with respect to some major medical insurance policies to the extent that medical costs increase with inflation at a greater pace than our ability to increase premiums.

Foreign Exchange Risk

We have no exposure to foreign exchange risk arising from our insurance and other business operations. We also have little foreign exchange exposure in our investment portfolio. Total invested assets from foreign issuers were less than 10% of our total invested assets at December 31, 2005, but all of these foreign investments were denominated in dollars.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management of the Consolidated Financial Statements and Management’s Assessment of Internal Control Over Financial Reporting	74
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting	75
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	76
Consolidated Balance Sheets for KMG America Corporation as of December 31, 2005, and 2004	77
Consolidated Statements of Operations for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the year ended December 31, 2005, and for Kanawha Insurance Company (the “Predecessor”) for the years ended December 31, 2003 and 2004	79
Consolidated Statements of Shareholders’ Equity for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the year ended December 31, 2005, and for the Predecessor for the two years ended December 31, 2003 and 2004	80
Consolidated Statements of Cash Flows for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the year ended December 31, 2005, and for the Predecessor for the years ended December 31, 2003 and 2004	81
Notes to Consolidated Financial Statements	82
Schedule III – Supplementary Insurance Information*	114

*All other required financial statement schedules are omitted because the information required is either not applicable or is included in the financial statements or the related notes included in this report.

REPORT OF MANAGEMENT ON THE CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of KMG America Corporation (“KMG”) is responsible for the preparation, integrity and fair presentation of Consolidated Financial Statements of KMG and for establishing and maintaining adequate internal control over financial reporting. The accompanying Consolidated Financial Statements, including Notes to Financial Statements, have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP), and reflect management’s estimates and judgments, the use of which are inherent in the preparation of financial statements. In the opinion of management, the accompanying Consolidated Financial Statements present fairly KMG’s financial position and results of operations, giving due consideration to materiality.

KMG’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

KMG management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

KMG’s Consolidated Financial Statements and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 75 and page 76, respectively.

By: /s/ Kenneth U. Kuk Kenneth U. Kuk
By: /s/ Scott H. DeLong III Scott H. DeLong III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of KMG America Corporation

We have audited management’s assessment, included in the accompanying Report of Management on the Consolidated Financial Statements and Management’s Assessment of Internal Control over Financial Reporting, that KMG America Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KMG America Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management’s assessment that KMG America Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, KMG America Corporation, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KMG America Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flow for the year ended December 31, 2005, and for the period January 21, 2004 (inception) through December 31, 2004, and our report dated March 9, 2006, expressed an unqualified opinion thereon.

Charlotte, North Carolina

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of KMG America Corporation

We have audited the accompanying consolidated balance sheets of KMG America Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flow of KMG America Corporation for the year ended December 31, 2005 and the period January 21, 2004 (inception) through December 31, 2004, and the consolidated statements of operations, shareholders’ equity and cash flow of the Predecessor, as defined in Note 1, for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG America Corporation at December 31, 2005 and 2004, and the consolidated results of KMG America Corporation’s operations and cash flow for the year ended December 31, 2005, and for the period January 21, 2004 (inception) through December 31, 2004, and the Predecessor’s consolidated results of operations and cash flow for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in related to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KMG America Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, expressed an unqualified opinion thereon.

Charlotte, North Carolina

March 9, 2006

KMG AMERICA CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $505,848,751 and $409,613,186 for 2005 and 2004, respectively)	$498,157,355	$409,613,186
Equity securities available for sale, at fair value (cost of $286,809 and $36,000 for 2005 and 2004, respectively)	286,809	36,000
Mortgage loans	17,606,746	23,678,639
Policy loans	21,803,430	22,620,801
Other investments	5,452,198	5,192,525
Total investments	543,306,538	461,141,151

Cash and cash equivalents	32,582,964	117,400,156
Reinsurance balances recoverable	78,296,057	71,354,798
Accrued investment income	5,917,136	4,912,216
Real estate and equipment (net of accumulated depreciation of $1,748,519 in 2005)	11,723,869	9,701,754
Federal income tax recoverable	5,111,539	4,239,906
Deferred income tax asset	6,015,462	236,319
Amounts due from reinsurers	2,284,343	1,940,903
Deferred policy acquisition costs	14,031,875	—
Value of business acquired	72,638,967	74,481,295
Other assets	25,456,319	24,642,833
Total assets	$797,365,069	$770,051,331

See accompanying notes.

KMG AMERICA CORPORATION CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2005	2004
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$299,454,172	$309,940,285
Accident and health reserves	227,705,619	200,801,846
Policy and contract claims	10,008,352	9,343,512
Other policyholder liabilities	10,726,188	10,829,794
Total policy and contract liabilities	547,894,331	530,915,437

Accounts payable and accrued expenses	20,105,386	18,794,922
Taxes, other than federal income taxes	926,776	528,262
Deferred income taxes	13,061,136	6,502,042
Liability for benefits for employees and agents	5,667,297	4,158,418
Funds held in suspense	4,671,388	4,724,004
Long term notes payable	15,000,000	15,000,000
Interest payable on long term notes	773,733	22,603
Other liabilities	1,781,899	1,617,778
Total liabilities	609,881,946	582,263,466

Shareholders’ equity:
Common Stock: par value $0.01 per share, 75,000,000 shares authorized and 22,125,998 and 22,071,641 shares issued and outstanding at December 31, 2005 and 2004, respectively.	221,260	220,716
Paid-in capital	188,223,636	187,742,702
Deferred stock based compensation	(450,703)	—
Retained earnings	4,483,979	(175,553)
Accumulated other comprehensive loss	(4,995,049)	—
Total shareholders’ equity	187,483,123	187,787,865
Total liabilities and shareholders’ equity	$797,365,069	$770,051,331

See accompanying notes.

KMG AMERICA CORPORATION AND

PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

	KMG America		Predecessor
	Year Ended December 31,	For the Period from January 21 through December 31,	Year Ended December 31,
	2005	2004	2004	2003
Revenue:
Insurance premiums	$106,887,518	$—	$102,835,545	$106,415,874
Net investment income	27,744,871	18,408	25,202,412	27,072,759
Commission and fee income	14,564,627	—	13,475,522	13,018,019
Realized investment gains	358,318	—	9,432,585	7,600,499
Other income	3,867,872	—	3,108,227	2,317,320
Total revenues	153,423,206	18,408	154,054,291	156,424,471

Benefits and expenses:
Policyholder benefits	84,287,726	—	90,174,993	89,261,072
Insurance commissions, net of deferrals	9,635,232	—	9,690,077	9,074,242
General insurance expenses, net of deferrals	41,904,678	284,434	27,794,989	29,538,122
Insurance taxes, licenses and fees	4,677,388	4,055	4,677,617	4,708,052
Depreciation and amortization	2,838,717	—	2,491,942	3,004,815
Amortization of deferred policy acquisition costs and value of business acquired	3,467,499	—	9,468,302	9,588,530
Total benefits and expenses	146,811,240	288,489	144,297,920	145,174,833

Income (loss) before income taxes	6,611,966	(270,081)	9,756,371	11,249,638
(Provision) benefit for income taxes	(2,128,208)	94,528	(3,565,872)	(3,499,341)
Income before cumulative effect of change in accounting principle	4,483,758	(175,553)	6,190,499	7,750,297
Cumulative effect of change in accounting for equity based method investment, net of tax	175,774	—	—	—
Net Income (loss)	$4,659,532	$(175,553)	$6,190,499	$7,750,297
Net income per share:
Basic:
Income per share before cumulative effect of accounting change	$.20	$(0.01)	$2,369.27	$2,966.25
Cumulative effect of accounting change	.01	—	—	—
Basic Net Income per share	$.21	$(0.01)	$2,369.27	$2,966.25
Diluted: Income per share before cumulative effect of accounting change	$.20	$(.01)	$2,132.71	$2,679.87
Cumulative effect of accounting change	.01	—	—	—
Diluted Net Income per share	$.21	$(0.01)	$2,132.71	$2,679.87
Weighted-average shares outstanding:
Basic	22,085,585	22,071,641	2,612.83	2,612.83
Diluted	22,090,944	22,241,550	2,902.64	2,892.04

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Predecessor from January 1, 2003, through December 31, 2004,

and KMG America Corporation from January 21, 2004, through December 31, 2005

	Common Stock	Paid-in Capital	Deferred Stock Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Predecessor:
Balance at January 1, 2003	$4,048,393	$21,722,289	$(436,087)	$128,114,669	$13,285,119	$166,734,383
Net income	—	—	—	7,750,297	—	7,750,297
Change in net unrealized gains	—	—	—	—	543,979	543,979
Minimum pension liability	—	—	—	—	(31,151)	(31,151)
Comprehensive income	—	—	—	—	—	8,263,125
Stock option compensation expense	—	—	229,020	—	—	229,020
Dividends to shareholders	—	—	—	(1,749,999)	—	(1,749,999)
Balance at December 31, 2003	4,048,393	21,722,289	(207,067)	134,114,967	13,797,947	173,476,529
Net income	—	—	—	6,190,499	——	6,190,499
Change in net unrealized gains (losses)	—	—	—	—	(1,652,222)	(1,652,222)
Minimum pension liability	—	—	—	—	31,151	31,151
Comprehensive income	—	—	—	—	—	4,569,428
Stock option compensation expense	—	—	207,067	—	—	207,067
Stock options exercised	576,076	5,571,627	—	—	—	6,147,703
Tax benefit of stock options exercised	——	1,512,877	—	—	—	1,512,877
Balance at December 31, 2004	$4,624,469	$28,806,793	$—	$140,305,466	$12,176,876	$185,913,604
KMG America:
Incorporation and initial public offering	$220,716	$187,742,702	$—	$—	$—	$187,963,418
Net loss	—	—	—	(175,553)	—	(175,553)
Balance at December 31, 2004	220,716	187,742,702	—	(175,553)	—	187,787,865
Net income	—	—	—	4,659,532	—	4,659,532
Change in net unrealized gains	—	—	—	—	(4,995,049)	(4,995,049)
Comprehensive loss	—	—	—	—	—	(335,517)
Stock based compensation expense	—	—	(450,703)	—	—	(450,703)
Common stock issued	544	480,934		—	—	481,478
Balance at December 31, 2005	$221,260	$188,223,636	$(450,703)	$4,483,979	$(4,995,049)	$187,483,123

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOW

	KMG America Corporation		Predecessor
	Year Ended December 31,	Period from January 21 through December 31,	Year Ended December 31,
	2005	2004	2004	2003
Net income (loss)	$4,659,532	$(175,553)	$6,190,499	$7,750,297
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,858,785	—	2,904,235	3,729,188
Policy acquisition costs deferred and value of business acquired	(15,013,275)	—	(13,124,972)	(14,544,948)
Amortization of deferred policy acquisition costs and value of business acquired	3,467,499	—	9,468,302	9,588,530
Realized investment gains, net	(358,318)	—	(9,432,585)	(7,600,499)
Deferred income tax expense	3,469,593	(94,528)	4,355,232	2,712,583
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(6,941,259)	—	(6,675,012)	(20,175,539)
Accrued investment income	(1,004,920)	(3,013)	477,935	541,693
Federal income tax recoverable	(871,633)	—	(3,762,332)	145,437
Receivable from affiliates	—	—	34,055	649,658
Other assets	(813,486)	(22,019)	2,165,349	(3,244,979)
Amounts due from reinsurers	(343,440)	—	(111,501)	(132,922)
Policy and contract liabilities	16,978,894	—	24,638,984	21,190,641
Accounts payable and accrued expenses	1,310,464	1,213,508	4,531,863	(7,766,207)
Interest payable on long term notes	751,130	—	—	—
Deferred stock based compensation expense	30,775	—	207,067	229,020
Taxes, other than federal income taxes	398,514	—	28,627	(486,253)
Funds held in suspense	(52,616)	—	(276,281)	2,790,524
Liability for benefits for employees and agents	1,508,879	—	(2,126,937)	(2,293,174)
Other liabilities	164,121	—	506,378	26,805
Net cash provided by (used in) operating activities	11,199,239	918,395	19,998,906	(6,890,145)
Investing activities
Securities available for sale:
Sales	61,600,657	—	101,856,930	178,810,507
Maturities, calls and redemptions	5,885,921	—	6,604,630	5,685,729
Purchases	(165,983,287)	—	(94,233,206)	(214,593,359)
Proceeds from sale of short term investments	—	—	—	75,000
Repayments of mortgage loans	6,071,893	—	9,965,210	24,684,231
Mortgage loans originated	—	—	(792,951)	(3,270,300)
Decrease in policy loans, net	817,371	—	319,520	3,088,784
Sale of real estate and property and equipment	85,564	—	—	500,000
Purchases of real estate, property and equipment	(3,850,779)	—	(1,088,897)	(1,851,896)
Acquisition of the Predecessor, net of cash acquired	(643,771)	(71,481,657)	—	—
Net cash provided by (used in) investing activities	(96,016,431)	(71,481,657)	22,631,236	(6,871,304)
Financing activities
Proceeds of initial public offering	—	187,963,418	—	—
Capital contributions	—	—	9,432,845	—
Cash dividends paid	—	—	—	(1,749,999)
Net cash provided by (used in) financing activities	—	187,963,418	9,432,845	(1,749,999)
Net increase (decrease) in cash and cash equivalents	(84,817,192)	117,400,156	52,062,987	(15,511,448)
Cash and cash equivalents at beginning of year	117,400,156	—	7,204,805	22,716,253
Cash and cash equivalents at end of year	$32,582,964	$117,400,156	$59,267,792	$7,204,805
Supplemental disclosures of cash flow information
Federal income taxes paid	$—	$—	$600,000	$866,816

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Kanawha Acquisition, Initial Public Offering, and Nature of Operations

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

The Company’s primary businesses are life and health insurance risk assumption, third-party administration and medical management services. Included in risk assumption are the Company’s product lines of individual and group life, annuity, supplemental health, excess risk and short-term disability. The Company sold its agency office in Ft. Myers, Florida that distributes senior market insurance products on October 5, 2005, and it expects to cease actively underwriting new long-term care insurance policies after December 31, 2005. The Company intends to retain and actively manage its existing block of in force long-term care policies. The Company’s third-party administration and medical management businesses include a wide array of services with the primary emphasis on the offering of administrative service-only products.

The Company’s sales historically have been primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, but are now expanding nationwide. Sales made through an internal sales force, full-time agents, general agents and brokers. Premium revenues are concentrated in the individual life and accident and health lines of business.

2.	Significant Accounting Policies

Basis of Presentation

For accounting purposes, Kanawha is treated as KMG America’s predecessor entity and is referred to in these Notes as the “Predecessor.” For financial reporting purposes, management has treated the acquisition of the Predecessor as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to the Predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004. Accordingly, financial information in the following discussion that relates to the Predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the year ended December 31, 2004 is reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition of the Predecessor. Financial information relating to the Company’s financial position as of December 31, 2004, has been adjusted for GAAP purchase accounting adjustments reflecting the Predecessor’s acquisition.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets supporting the deferred compensation plan are classified as trading and are included in other investments. Trading account assets are held for resale in anticipation of short-term market movements. Trading account assets, consisting of mutual funds, are stated at fair value. Gains and losses, both realized and unrealized, are included in realized gains and losses.

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

Amortization of premiums and accrual of discounts on investments in fixed maturity securities is reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on dispositions of securities are determined by the specific-identification method.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in operations. For the years ending December 31, 2005, 2004 and 2003, total depreciation expense was approximately $1.8 million, $2.5 million and $3.0 million, respectively.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Predecessor’s historical value of business acquired was eliminated upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements. Value of business acquired was simultaneously re-established, by the Company, for the value of the Predecessor’s in force business. Interest rate assumptions used to amortize the value of business acquired were reset upon the closing of the Kanawha acquisition. The interest rate was approximately 6% at December 31, 2004.

Goodwill

Goodwill reflected in the Predecessor’s consolidated balance sheet resulted from the acquisition of Kanawha HealthCare Solutions, Inc. (formally Kanawha Benefit Solutions, Inc.) in 1990. Accumulated amortization totaled $3.7 million at December 31, 2002 and 2001. Effective January 1, 2002, the Predecessor adopted SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition, would cause the Company and the Predecessor to review amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discounted cash flows. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. For the years ended December 31, 2003, and 2004, the Predecessor and the Company completed impairment analyses and determined that goodwill was not impaired. The Predecessor’s goodwill was eliminated upon the Company’s closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements.

No goodwill was recorded as a result of the Company’s acquisition of the Predecessor, because the purchase price paid by the Company was less than the fair value of the net assets acquired by the Company. The difference was recorded as a reduction in the value of certain tangible assets on the acquisition date.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs and other assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at December 31, 2005 and 2004.

Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are associated with earned premiums so as to recognize profits over the premium-paying period. This association is accomplished by recognizing the liabilities for insurance

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reserves on a net level premium method based on assumptions deemed appropriate at the date of issue as to future investment yield, mortality, morbidity, withdrawals and maintenance expenses, and including margins for adverse deviations. Interest assumptions are based on the Company’s experience. Mortality, morbidity and withdrawal assumptions are based on recognized actuarial tables or the Company’s experience, as appropriate. Life reserves are calculated using mean reserve factors. Accident and health reserves are calculated using mid-terminal reserve factors. Benefit reserves for investment products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

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

Claims and Claim Adjustment Expenses

Claim reserves relating to short duration contracts generally are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include: (1) case base reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Case base reserves and the IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Factors considered when setting IBNR reserves include patterns in elapsed time from claim incidence to claim reporting, and elapsed time from claim reporting to claim payment. Claim reserves generally equal the Company’s estimate, at the end of the current reporting period, of the present value of the liability for future benefits and expenses to be paid on claims incurred as of that date. A claim reserve for a specific claim is based on assumptions derived from historical experience as to claim duration, as well as the specific characteristics of the claimant such as benefits available under the policy, the benefit period, and the age and occupation of the claimant. Although considerable variability is inherent in such estimates, management believes that the reserves for claims and claim adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of reported net income and pro forma information as if the Company and the Predecessor had adopted SFAS 123 for its employee and director stock option awards:

	KMG America		Predecessor
	December 31,		December 31,
	2005	2004	2004	2003
Net income (loss) as reported	$4,659,532	$(175,553)	$6,190,499	$7,750,297
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	134,594	151,153
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(687,962)	(30,974)	(164,071)	(184,257)
Pro forma net income (loss) available to common stockholders	$3,971,570	$(206,527)	$6,161,022	$7,717,193
Net income (loss) per share-basic: As reported	$.21	$(0.01)	$2,369.27	$2,966.25
Pro forma	$.18	$(0.01)	$2,357.99	$2,953.58
Net income (loss) per share-diluted: As reported	$.21	$(0.01)	$2,132.71	$2,679.87
Pro forma	$.18	$(0.01)	$2,122.56	$2,668.42

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

Participating Policies

Policyholder dividends are recognized over the term of the related policies. Participating business represents approximately 30% and 30%, respectively, of the Company’s total ordinary life insurance in force at December 31, 2005, and 2004. Dividends paid to policyholders in 2005, 2004 and 2003 were approximately $2.1 million, $2.2 million and $2.0 million, respectively. Participating premiums as a percentage of direct life premiums were 46% in 2005, 51% in 2004 and 52% in 2003.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions of Statement 132 remain in effect until the provisions of Statement 132 (revised 2003) are adopted. Disclosure of the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter is effective for fiscal years ending after June 15, 2004. The additional disclosure provisions were adopted by the Predecessor in 2003.

In March 2004, the Emerging Issues Task ( “EITF”), reached a final consensus on EITF 03 -16, Accounting for Investments in Limited Liability Companies, which is effective for reporting periods beginning after June 15, 2004. Opinion 18 prescribes the accounting for investments in common stock of corporations that are not consolidated. Opinion 18 specifies that investments that allow the investor to exercise significant influence over the operating and financial policies of an investee should be accounted for using the equity method. Opinion 18 established a presumption of significant influence for investments that represent 20 percent or more of the investee’s outstanding voting stock. SOP 78 -9 requires non controlling investments in limited partnerships (LPs) to be accounted for using the equity method as described in Opinion 18. Also, in Topic No. D -46, “Accounting for Limited Partnership Investments”, the SEC clarified that limited partnership investments of more than 3 to 5 percent are considered to be more than minor and should be accounted for using the equity method as well. Limited liability companies (LLCs) have characteristics of both corporations and partnerships but are dissimilar from both in some respects. In this issue the Task Force reached consensus that an investment in an LLC that maintains a “specific ownership account” for each investor should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or equity method. The Company after further review determined that an affiliate’s investments in limited liability companies should be accounted for using the equity method and as a result the effect of adopting the consensus from the EITF 03 -16 was reported as the cumulative effect of change in accounting principle pursuant to the guidance in Statement 3 and Opinion 20.

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

The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Predecessor effective December 31, 2003, that were effective for fiscal years ending after June 15, 2004.

In October 2004, the Financial Accounting Standards Board (FASB) delayed the implementation of the accounting requirements included in EITF 03-1 until further study could be completed regarding the impact of this guidance, particularly with respect to “available-for-sale” portfolios. The disclosure requirements included in EITF 03-1 remain in effect.

Adoption of this standard may:

•	Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;
•	Result in the designation of certain investment securities as trading; and
•	Increase the volatility of net income due to:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2005, the Financial Accounting Standards Board (FASB), issued FSP (FASB Staff Position) FAS 115 -1 and 124 -1 – The Meaning of Other – Than- Temporary Impairment and its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other – than – temporary impairment and requires certain disclosures about unrealized losses. FSP FAS 115 -1 replaces the impairment evaluation guidance of EITF 03 -1. EITF 03 -1 ‘s disclosure requirements stay in effect. The guidance is effective for reporting periods beginning after December 15, 2005. At December 31, 2005 the Company followed the current guidance in place (EITF 03 -1) when assessing its portfolio for Other – Than – Temporary Impairments. The Company and its Investment Committee will recognize the changes as a result of FSP FAS 115 -1 and ensure adherence to the guidelines effective in the first quarter 2006. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s operations or financial position.

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

In December 2004, the Financial Accounting Standards Board (FASB) enacted SFAS No. 123 (revised 2004) (“FAS 123 (revised 2004)”), Share-Based Payment, which replaces SFAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. FAS 123 (revised 2004) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of FAS 123 (revised 2004) are effective for reporting periods beginning December 31, 2005 The Company is required to adopt FAS 123 (revised 2004) in the first quarter of 2006.

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP (FASB Staff Position) FAS 123(R) – Transition Election Related to Accounting for the Tax Effects of Share – Based Payment Awards. FSP FAS 123(R) requires the calculation of excess tax benefits available to absorb tax deficiencies (termed an additional paid – in- capital or “APIC” pool) recognized subsequent to the adoption of Statement 123(R). Because most companies did not adopt the recognition provisions in Statement 123 as is the case with our company, and instead opted for the disclosure –only approach, many companies concluded they do not have the information to comply with the transition requirements in Statement 123R. Accordingly, the FASB has adopted an elective short-

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cut approach when a company transitions to Statement 123R. An entity that adopts the FAS 123(R) using either the modified retrospective method or modified prospective method may make a one time election to adopt the transition method described in FSP 123(R). The entity must follow the guidance for calculating the pool of excess tax benefits and the guidance related to reporting the cash flows. An entity is free to choose either approach to the calculation of excess tax benefits without having to justify the preferability of the election. The Company is evaluating the requirements under FAS 123(R) in tandem with FSP FAS 123(R) and expects the adoption to have an impact on its consolidated statements of operations and net income per share that is substantially similar to the current pro forma disclosure under FAS 123.

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 (SFAS154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05 -1 ( SOP 05 -1), “ Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05 -1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long – Duration Contracts and for Realized Gains and Losses from Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05 -1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 with earlier adoption encouraged. Retrospective application of SOP 05 -1 to previously issued financial statements is not permitted. The Company will be evaluating the impact of the adoption of this pronouncement on the Company’s consolidated financial condition and results of operations in 2006.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at December 31, 2005:
U.S. treasuries	$8,089,875	$—	$149,802	$7,940,073
U.S. government agencies	27,038,940	3,559	345,741	26,696,758
States and political subdivisions	14,307,480	51,442	82,818	14,276,104
Foreign bonds	47,066,142	252,937	761,201	46,557,878
Corporate bonds	205,820,552	852,960	5,031,101	201,642,411
Mortgage/asset-backed securities	197,031,280	650,909	2,867,794	194,814,395
Preferred stocks—redeemable	6,494,482	—	264,746	6,229,736
Subtotal, fixed maturity securities	505,848,751	1,811,807	9,503,203	498,157,355
Equity securities	286,809	—	—	286,809
Securities available for sale	$506,135,560	$1,811,807	$9,503,203	$498,444,164
Available for sale securities at December 31, 2004
U.S. treasuries	$12,475,415	$—	$—	$12,475,415
U.S. government agencies	43,554,624	—	—	43,554,624
States and political subdivisions	13,544,954	—	—	13,544,954
Foreign bonds	42,584,238	—	—	42,584,238
Corporate bonds	149,305,374	—	—	149,305,374
Mortgage/asset-backed securities	142,870,750	—	—	142,870,750
Preferred stocks—redeemable	5,277,831	—	—	5,277,831
Subtotal, fixed maturity securities	409,613,186	—	—	409,613,186
Equity securities	36,000	—	—	36,000
Securities available for sale	$409,649,186	$—	$—	$409,649,186

The amortized cost and fair value of fixed maturity securities at December 31, 2005, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturity:
One year or less	$7,854,624	$7,801,692
After year one through five years	47,575,407	46,569,428
After five years through ten years	85,500,422	84,256,513
After ten years	161,422,536	158,485,591
Mortgage/asset-backed securities	197,001,280	194,814,395
Preferred stocks—redeemable	6,494,482	6,229,736
Total fixed maturity securities	$505,848,751	$498,157,355

Proceeds from the sales of investments in fixed maturity securities during the years ending December 31, 2005, 2004 and 2003, were $61.6 million, $99.2 million and $165.7 million, respectively. Gross gains of $0.8 million and gross losses of $.3 million were realized in 2005 on those sales. Gross gains of $7.9 million and gross losses of $0.7 million were realized in 2004 on those sales. Gross gains of $9.8 million and gross losses of $3.5 million were realized in 2003 on those sales.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the sale of investments in common stocks during the years ended December 31, 2005, 2004 and 2003, were $0 million, $2.7 million and $13.1 million, respectively. Gross gains of $2.6 million and gross losses of $0 were realized in 2004 on those sales. Gross gains of $1.4 million and gross losses of $0 were realized in 2003 on those sales.

At December 31, 2005, fixed maturity securities and short-term investments with an amortized cost of $6.8 million and fair value of $6.7 million were on deposit with state insurance departments to satisfy regulatory requirements. At December 31, 2005, the Company held bonds with an amortized cost of $106.5 million and fair value of $104.8 million in trust accounts for our reinsurance assumed treaties with Equitable Life, Metropolitan Life, and Security Benefit Life (part of reinsurance assumed reserves in Note 9, which is incorporated herein by reference).

Changes during the years ended December 31, 2003, 2004 and 2005, in amounts affecting the net unrealized gains and losses, reduced by deferred income taxes, included in shareholders’ equity as accumulated other comprehensive income are as follows:

	Year Ended December 31, 2003 Net Unrealized Gains
	Fixed Maturity Securities	Equity Securities	Total
Unrealized gains arising during the period, before taxes	$6,622,748	$1,867,944	$8,490,692
Income taxes	(2,317,970)	(699,709)	(3,017,679)
	4,304,778	1,168,235	5,473,013
Less reclassification adjustment:
Gains realized in net income	6,196,520	1,482,851	7,679,371
Income taxes	(2,168,791)	(581,546)	(2,750,337)
Reclassification adjustment for (losses) gains realized in net income	4,027,729	901,305	4,929,034
Other comprehensive income	$277,049	$266,930	$543,979

	Year Ended December 31, 2004 Net Unrealized Gains (Losses)
	Fixed Maturity Securities	Equity Securities	Total
Unrealized gains (losses) arising during the period, before taxes	$6,687,843	$(128,017)	$6,559,826
Income taxes	(2,340,745)	44,806	(2,295,939)
	4,347,098	(83,211)	4,263,887
Less reclassification adjustment:
Gains realized in net income	6,740,108	2,361,598	9,101,706
Income taxes	(2,359,038)	(826,559)	(3,185,597)
Reclassification adjustment for gains realized in net income	4,381,070	1,535,039	5,916,109
Other comprehensive loss	$(33,972)	$(1,618,250)	$(1,652,222)

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2005 Net Unrealized Gains (Losses)
	Fixed Maturity Securities	Equity Securities	Total
Unrealized losses arising during the period, before taxes	$(7,542,066)	$(26,000)	$(7,568,068)
Income taxes	2,639,723	9,100	2,648,823
	(4,902,343)	(16,900)	(4,919,243)
Less reclassification adjustment:
Gains (losses) realized in net income	142,625	(26,000)	116,625
Income taxes	(49,919)	9,100	(40,819)
Reclassification adjustment for gains (losses) realized in net income	92,706	(16,900)	75,806
Other comprehensive loss	$(4,995,049)	$—	$(4,995,049)

At December 31, 2005, the Company held certain fixed income investments with unrealized losses. Information regarding these investments is as follows:

	Number of Issues	Aggregate Unrealized Losses	Aggregate Estimated Fair Value
	(dollars in thousands)
Fixed Maturity Securities which have been in an unrealized loss position for:
Less than 12 months	426	$9,503.2	$376,492.6
Greater than 12 months	——	$—	$—

Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized losses relative to cost and have concluded that these securities have not experienced an other-than-temporary impairment. Factors considered in making this evaluation included issue-specific drivers of the decrease in price, near-term prospects of the issuer, the length of time the value has been depressed, and the financial condition of the industry. Unrealized losses of $0.2 were considered to be other-than-temporary for this review and have been recognized as realized losses during 2005.

Major categories of the Company’s and Predecessor’s net investment income for the years ended December 31, 2005, 2004 and 2003, are summarized as follows:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2005	2004	2003
Income:
Bonds	$24,154,644	$22,629,014	$20,870,128
Preferred stocks	280,295	1,002,311	1,191,543
Common stocks, unaffiliated	—	70,665	676,109
Mortgage loans	1,253,382	1,952,089	2,976,465
Policy loans	1,251,152	1,420,052	1,835,623
Short-term investments and cash	1,342,146	146,091	124,591
Other	635,445	536,388	387,168
Total investment income	28,917,064	27,756,610	28,061,627
Expenses:
Investment expenses	1,072,327	2,548,777	982,674
Investment taxes, licenses and fees	99,866	5,421	6,194
Total investment expenses	1,172,193	2,554,198	988,868
Net investment income	$27,744,871	$25,202,412	$27,072,759

There were no new mortgage loans originated in 2005. At the issuance of a loan, the percentage of loan to value on any one loan does not exceed 75%. All properties covered by mortgage loans have fire insurance equal to at least the loan excess over the maximum loan that would be allowed on the land without the building.

The Company’s mortgage loan portfolio is comprised of conventional real estate mortgages collateralized primarily by office (6.1%), apartment (3.9%) and residential (90.0%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value ratios. Approximately 97.6% of the loans are on properties located in the South Atlantic region. No other geographic region includes mortgaged property representing 2.2% of the aggregate principal amount of the Company’s mortgage loans as of December 31, 2005.

Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on the loans is discontinued at the time the loan is 90 days past due or when, in management’s opinion, collection of such interest is doubtful. Past due status is based on the contractual terms of the loan. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The Company maintains an allowance for potentially uncollectible loans. Additions to the allowance are based on assessments of certain factors, including but not limited to historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and non-performing loans and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the allowance are provided through a charge to earnings. There was no balance in the allowance account at December 31, 2004. There were no additions to the allowance for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, the Company held $0.4 million in residential mortgage loans with interest overdue more than 90 days.

Other-than-temporary impairment losses on available-for-sale securities totaled approximately $0.2 million, $0.7 million and $0.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

4.	Acquisition

The Company completed its acquisition of the Predecessor and its subsidiary on December 21, 2004. The acquisition has been recorded as if it were completed on December 31, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2004	2003
(In thousands, except per share data)	(Pro forma, unaudited)	(Pro forma, unaudited)
Revenues	$152,945	$155,369
Net income	16,301	14,447
Net income per share:
Basic	$0.74	$0.65
Diluted	$0.73	$0.65

5.	Other Intangible Assets

Under FAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized. Effective December 31, 2004, historical goodwill of the Predecessor was eliminated as a part of the application of GAAP purchase accounting requirements. The fair value of net assets of the Predecessor was greater than the acquisition purchase price, therefore no goodwill was recorded, effective December 31, 2004. Certain other intangibles were recorded as a result of the acquisition effective December 31, 2004. The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of December 31, 2005, and 2004 were as follows:

	Weighted-	KMG America December 31, 2005
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Value (in millions)	Amortization (in millions)	Value (in millions)
Customer Relationships	10 years	$4.90	$.5	$4.40
Trademarks and Trade Name	indefinite	6.11	0	6.11
Product Approvals	35 years	2.83	.1	2.73
State Licenses	indefinite	3.66	0	3.66
Total		$17.50	$.6	$16.9
	Weighted-	KMG America December 31, 2004
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Value (in millions)	Amortization (in millions)	Value (in millions)
Customer Relationships	10 years	$4.90	$0	$4.90
Trademarks and Trade Name	indefinite	6.11	0	6.11
Product Approvals	35 years	2.83	0	2.83
State Licenses	indefinite	3.66	0	3.66
Total		$17.50	$0	$17.5

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense relating to intangible assets was $0.57 million in 2005, $0.0 million in 2004, and $0.0 million in 2003. Estimated future amortization expense relating to intangible assets for the years ending December 31 are as follows:

(in millions)	2006	2007	2008	2009	2010
Estimated future amortization expense relating to intangible assets	$0.57	$0.57	$0.57	$0.57	$0.57

6.	Real Estate and Equipment

Building and equipment consist of the following at December 31:

	2005	2004
Real estate	$7,105,384	$6,863,407
Equipment	6,367,004	2,838,347
Total	13,472,388	9,701,754
Less accumulated depreciation	1,748,519	—
	$11,723,869	$9,701,754

7.	Deferred Policy Acquisition Costs and Value of Business Acquired

The Company eliminated all of the Predecessor’s deferred acquisition costs upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements. The Company began recording deferred acquisition costs prospectively on January 1, 2005.

The Company eliminated all of the Predecessor’s historical value of business acquired upon the closing of the Kanawha acquisition as part of the application of GAAP purchase accounting requirements. The Company simultaneously re-established value of business acquired for the value of the Predecessor’s in force business. Interest rate assumptions used to amortize the value of business acquired were reset upon the closing of the Kanawha acquisition. The interest rate was approximately 6.0% at December 31, 2005.

Information about deferred policy acquisition costs and value of business acquired are summarized below:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	KMG America		Predecessor
	December 31,		December 31,
	2005	2004	2004	2003
Deferred policy acquisition costs:
Beginning balance	$—	$—	$80,656,518	$71,723,015
Deferral:		—
Commissions	7,893,558	—	5,374,915	6,298,113
Expenses	7,119,717	—	7,750,057	8,246,835
Total deferral	15,013,275	—	13,124,972	14,544,948
Gross amortization	981,400	—	11,749,911	10,330,819
Interest accrued	—	—	(5,307,199)	(4,719,374)
Net amortization	981,400	—	6,442,712	5,611,445
Ending balance	$14,031,875	$—	$87,338,778	$80,656,518
Value of business acquired:
Beginning balance	$74,481,295	$—	$29,604,632	$33,581,717
Deferral:
Cost of acquisition	643,771	74,481,295	—	—
Total deferral	643,771	74,481,295	—	—
Gross amortization	6,954,977	—	5,097,914	6,327,805
Interest accrued	(4,468,878)	—	(2,072,324)	(2,350,720)
Net amortization	2,486,099	—	3,025,590	3,977,085
Ending balance	$72,638,967	$74,481,295	$26,579,042	$29,604,632

The Company accounts for value of business acquired in a manner similar to deferred acquisition costs. The interest rates used to amortize deferred acquisition costs were 6.06%, 6.58% and 6.58% in 2005, 2004 and 2003, respectively.

The interest rate used in 2003 and 2004 to amortize value of business acquired was approximately 7.0%. Periodically, the Company performs tests to determine whether the value of business acquired remains recoverable from future premiums on the acquired business. No write-offs were incurred in 2003, 2004 or 2005 from impairments as a result of such recoverability tests. The interest rate assumption used to amortize the value of business acquired was reset upon the closing of the Kanawha acquisition and the rate was approximately 6.0% at December 31, 2004. Under the Company’s assumptions as of December 31, 2005, the Company estimated that the amortization of value of business acquired for the next five years will be as follows:

Year ending December 31:	Amortization

2006	4.49%
2007	4.73
2008	4.71
2009	5.01
2010	4.99

If actual lapse and mortality experience is higher or lower than assumed for the table above, then actual amortization will be faster or slower than indicated in the table.

8.	Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are computed using the net level premium method, including assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. Reserve interest assumptions are graded and range from 3.0% to 8.5% for

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical GAAP purposes and for current Purchase GAAP the interest assumptions are graded and range from 5.75% to 6.60% The weighted average assumed investment yield for all life and accident and health policy reserves was 6.04% in 2005, 6.84% in 2004, and 6.95% in 2003. Benefit reserves for limited-payment policies take into account, where necessary, any deferred profits to be recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred.

Interest crediting rates for investment products ranged from 3.5% to 5.0% in 2005, 2004, 2003, respectively.

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

Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The assumption agreements provide the Company with increased economies of scale and the ceded agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources and, in some cases, effect business dispositions. However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. All reinsurers for which we hold an amount recoverable have a financial strength rating from A.M. Best of at least an A- (excellent) and the majority of our reinsurers have a rating of A+ (superior). In some cases, reinsurers have placed amounts in trusts equivalent to the amount recoverable from the reinsurer. The following represent reinsurance amounts included in the accompanying financial statements:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	KMG America
	December 31,
	2005	2004
Balance sheet amounts-assets (liabilities)
Policy and contract liabilities:
Aggregate life, annuity, and accident and health reserves:
Direct	$(342,240,185)	$(313,254,449)
Assumed (relating to the acquired business segment)	(184,919,606)	(197,487,682)
Aggregate life, annuity, and accident and health reserves	$(527,159,791)	$(510,742,131)
Policy and contract claims:
Direct	$(8,588,956)	$(7,387,538)
Assumed	(1,419,396)	(1,955,974)
Policy and contract claims	$(10,008,352)	$(9,343,512)
Reinsurance balances recoverable:
Life, annuity, and accident and health reserves ceded	$77,086,526	$70,584,942
Policy and contract claims ceded	1,209,531	769,856
Reinsurance balances recoverable	$78,296,057	$71,354,798
Experience refunds payable	$(16,684,844)	$(15,077,944)
Premiums due	$(2,230,179)	$(1,966,251)
Premiums received in advance	$(117,088)	$(117,967)

	KMG America	Predecessor
	December 31,
	2005	2004	2003
Statement of operations amounts – (revenue) expense
Premiums and benefits paid or provided:
Insurance premiums
Direct	$(119,604,850)	$(113,222,042)	$(111,869,152)
Assumed	(4,065,908)	(4,561,459)	(6,568,541
Ceded	16,783,240	14,947,956	12,021,819
Net insurance premiums	$(106,887,518)	$(102,835,545)	$(106,415,874)
Policyholder benefits::
Direct	$92,863,244	$93,524,974	$87,269,874
Assumed	6,299,288	11,183,934	12,567,420
Ceded	(14,874,806)	(14,533,915)	(10,576,222)
Net policyholder benefits	$84,287,726	$90,174,993	$89,261,072
Commissions assumed	$398,989	$428,247	$459,135
Commission allowance on reinsurance ceded	$(4,371,076)	$(4,825,569)	$(4,936,291)

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Federal Income Taxes

Income taxes as reported in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, are summarized as follows:

	KMG America		Predecessor
	2005	2004	2004	2003
Current expense (benefit)	$(1,283,678)	$—	$(789,362)	$786,758
Deferred expense (benefit)	3,411,886	(94,528)	4,355,234	2,712,583
Income tax expense (benefit)	$2,128,208	$(94,528)	$3,565,872	$3,499,341

The Company has provided for federal income taxes incurred at the statutory income tax rate.

The provision for federal income taxes incurred is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes. The significant items causing this difference are:

	For the Year Ended December 31, 2005	Effective Tax Rate	For the Year Ended December 31, 2004	Effective Tax Rate	For the Year Ended December 31, 2003	Effective Tax Rate
Pre-tax book income	$6,611,966		$9,756,371		$11,249,638
Provision computed at statutory rate	$2,248,068	34.00%	$3,317,166	34.00%	$3,824,877	34.00%
Small-life deduction	—	—%	—	—%	(536,862)	(4.77)%
Dividend received deduction	(68,672)	(1.04)%	(87,500)	(0.90)%	(170,000)	(1.51)%
Tax exempt investment income	(13,711)	(0.21)%	(70,000)	(0.72)%	(88,636)	(0.79)%
Other	(37,477)	(0.56)%	406,206	4.17%	469,962	4.17%
Total	$2,128,208	32.19%	$3,565,872	36.55%	$3,499,341	31.10%

The tax effects of temporary differences that result in significant deferred income tax assets and deferred income tax liabilities at December 31 are as follows:

	2005	2004
Deferred tax liabilities:
Deferred policy acquisition costs	$157,717	$—
Value of business acquired	24,010,585	19,738,531
GAAP/Tax difference in asset basis	6,696,316	7,010,621
Other	7,528,204	6,154,097
Total deferred tax liabilities	38,392,822	32,903,249
Deferred tax assets:
Policy benefit reserves	17,247,379	24,553,635
Deferred compensation and stock options	1,908,654	1,387,196
Unrealized investment losses recognized in equity	2,689,642
Net operating loss carryforward	7,887,975	2,191,378
Other	1,824,728	325,582
Total deferred tax assets	31,558,378	28,457,791
Less: valuation allowance	(211,230)	(1,820,265)
Deferred tax assets net of valuation allowance	31,347,148	26,637,526
Net deferred income tax liabilities	$7,045,674	$6,265,723

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004
Reconciliation to balance sheet:
Deferred income tax liabilities	$13,061,136	$6,502,042
Less: deferred income tax asset	6,015,462	236,319
Net deferred income tax liabilities	$7,045,674	$6,265,723

The Predecessor’s federal income tax returns for all years through 2000 are closed. In the opinion of management, recorded income tax liabilities adequately provide for all remaining open years.

The Predecessor and its subsidiaries have filed separate federal income tax returns as required by regulations regarding the consolidation for tax purposes of life insurance and non-life insurance companies. The subsidiaries have incurred net operating losses which will expire between 2018 and 2024. Under SFAS No. 109, management must provide a valuation allowance for any deferred tax amounts that it does not believe will be realized. Management believes that the realization of the subsidiaries’ net operating losses is uncertain; therefore, a valuation allowance was established. That valuation allowance increased by $0.2 million in 2004 and decreased by $1.6 million in 2005. The Company and the Predecessor paid income taxes of $0, $0.6 million and $0.9 million, during the years ended December 31, 2005, 2004 and 2003, respectively.

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

Statutory accounting practices (“SAP”) prescribed or permitted by regulatory authorities for the Company differ from GAAP. Shareholders’ equity and net loss, as determined in accordance with statutory accounting practices, for Kanawha are summarized as follows:

Net (loss) for the year ended December 31, 2005	$(8,887,046)
Capital and surplus as of December 31, 2005	$85,063,165
Net (loss) for the year ended December 31, 2004	$(1,745,291)
Capital and surplus as of December 31, 2004	$83,707,749
Net (loss) for the year ended December 31, 2003	$(1,372,003)
Capital and surplus as of December 31, 2003	$66,807,598

Under South Carolina insurance regulations, Kanawha is required to maintain minimum capital of $1.2 million and minimum surplus of $1.2 million. Additionally, Kanawha is restricted as to amounts that can be transferred in the form of dividends, loans, or advances without the approval of the South Carolina Insurance Commissioner. Under these restrictions, during 2006, dividends, loans or advances by Kanawha in excess of $8.5 million will require the approval of the South Carolina Insurance Commissioner.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk pertaining to its investments, insurance risk, interest rate risk and general business risk. As of December 31, 2005, the Company’s adjusted SAP capital and surplus exceeded its authorized control level RBC.

12.	Unpaid Claims

The following table provides a reconciliation of the beginning and ending balances of unpaid accident and health claim liabilities, net of reinsurance recoverables, for years ended December 31:

	2005	2004
Unpaid accident and health claims at beginning of year	$25,380,187	$22,703,423
Less reinsurance recoverables	4,474,339	3,896,612
Net balance at beginning of year	20,905,848	18,806,811
Add provision for claims occurring in:
Current year	54,175,099	50,308,966
Prior years	217,926	(670,441)
Incurred losses during the current year	54,393,025	49,638,525
Deduct payments for claims occurring in:
Current year	36,435,423	35,075,480
Prior years	13,208,128	12,464,008
Claim payments during the current year	49,643,551	47,539,488
Net balance at end of year	25,655,322	20,905,848
Plus reinsurance recoverables	5,571,595	4,474,339
Unpaid accident and health claims at end of year	$31,226,917	$25,380,187
Unpaid accident and health claims at end of year	$31,226,917	$25,380,187
Life policy and contract claims	1,190,986	1,323,144
Accident and health policy reserves	205,296,068	183,442,027
	$237,713,971	$210,145,358
Accident and health reserves per balance sheet	$227,705,619	$200,801,846
Policy and contract claims per balance sheet	10,008,352	9,343,512
	$237,713,971	$210,145,358

The foregoing reconciliation reflects a deficiency in the December 31, 2004, reserves of $0.2 million, and a redundancy in the December 31, 2003 reserves of $0.7 million that emerged in 2005 and 2004, respectively. The changes in those reserves were primarily the result in changes in estimates as more information became available.

13.	Employee Benefits

The Company adopted the Predecessor’s defined benefit retirement plan, defined contribution plan, and deferred compensation plan. These plans were unchanged during the reporting period, but changes have been approved for the defined benefit retirement plan and defined contribution plan that will become effective later in 2006. These changes are discussed in detail below.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Currently, substantially all of the employees and agents of the Company are covered under a defined benefit pension plan. Plan benefits are based on years of service and compensation during the last five years of service. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations, including amortization of unfunded prior service costs over the maximum period allowed by ERISA.

The assets of the plan are held in a trust account and are invested primarily in cash and cash equivalents.

Beneficiaries may elect to receive benefits in the form of lump-sum distribution, subject to certain dollar limitations, or through one of several annuity options. Based on the plan’s current funding status and ERISA guidelines, no required contributions to the plan are anticipated for 2006.

The net periodic retirement benefit cost of the plan included the following components:

	KMG America	Predecessor
	Year Ended December 31,
	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$841,468	$910,317	$825,077
Interest cost	948,027	912,685	802,054
Expected return on plan assets	(1,094,236)	(829,537)	(526,115)
Amortization of transition liability	17,373	17,373	17,373
Recognized net actuarial loss	205,330	170,431	207,652
Net periodic benefit cost	$917,962	$1,181,269	$1,326,041

Expected benefit payments, which reflect expected future service, are as follows for the years ended December 31:

2006	2007	2008	2009	2010	2011-2015

$452,000	$504,000	$585,000	$693,000	$703,000	$5,359,000

The defined benefit plan’s change in benefit obligation, change in plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets are as follows:

	KMG America
	2005	2004
Change in Benefit Obligation
Obligation at January 1	$15,387,719	$13,696,939
Service cost	841,468	910,317
Interest cost	948,027	912,685
Actuarial loss	455,585	250,748
Benefit payments	(404,948)	(382,970)
Obligation at December 31	$17,227,851	$15,387,719
Reconciliation of Fair Value of Plan Assets:
Fair Value of plan assets at January 1	$13,346,989	$10,197,564
Actual return on plan assets	(373,323)	458,050
Employer contributions	2,500,000	3,074,345
Benefit payments	(404,948)	(382,970)
Fair value of plan assets at December 31	$15,068,718	$13,346,989
Funded Status of the Plan
Unfunded status at December 31	$(2,159,133)	$(2,040,730)
Unrecognized transition obligation	121,618	138,991
Unrecognized net actuarial loss	4,930,028	3,212,215
Prepaid benefit cost*	$2,892,513	$1,310,475

* Included in liability for benefits for employees and agents in the accompanying consolidated balance sheets.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	2005	2004
Projected benefit obligation	$17,227,851	$15,387,719
Accumulated benefit obligation	14,924,457	13,140,345
Fair value of plan assets	$15,068,718	$13,346,989

The expected long-term rate of return on plan assets is estimated based on input from the Company’s actuaries and the Company’s investment committee using a variety of factors including long-term historical returns, inflation assumptions, targeted allocation of plan assets and expectations regarding future market returns for both equity and debt securities.

The key assumptions used in the calculation of the accrued benefit obligations above are as follows:

	2005	2004	2003
Weighted-average assumptions:
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50	8.50	8.50
Expected compensation increase	3.75	4.00	5.00

The actuarial present value of accumulated plan benefits does not reflect the actual benefits that will be paid on retirement, but rather the liability that would exist if the Plan were terminated as of the valuation date.

The pension plan asset allocation at December 31, 2005, and 2004 by asset category is as follows:

	Percent of Plan Assets December 31
	2005	2004
Equity securities (primarily common stock)	0%	72.08%
Debt securities	—	—
Cash and equivalents	100.0	27.92
Total	100.0%	100.0%

The Company’s investment strategy for pension plan assets is for approximately one-half of the equity investments to be invested in a large capitalization diversified equity portfolio. During the fourth quarter of 2005, the Company terminated Morgan Stanley as investment manager of the equity portfolio and redeemed the portfolio’s investment in an absolute return hedge fund, the Mangan & McColl Offshore Arbitrage Fund. The portfolio is currently held in cash and cash equivalents pending investment in equities in accordance with the Plan.

On January 31, 2006, the Company adopted two amendments to the defined benefit retirement plan that freeze participation in the plan and freeze accrual of any additional benefits under the plan. Effective March 31, 2006, no new participants will be allowed to enter the plan. Effective as of September 30, 2006, no additional benefits will accrue under the plan with respect to service after that date. As a result, final average earnings will be determined as of September 30, 2006, for all future benefit payments, and will not be adjusted for future changes in employee compensation.

Defined Contribution Plan

The Company offers a 401(k) qualified savings plan for which substantially all employees and agents are eligible. Presently, each year, plan participants may contribute up to 15% of pretax annual compensation, which includes overtime, bonuses and commissions. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. The Company contributes 25% of the first 6% of

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

base compensation that a participant contributes to the Plan. The Company may contribute amounts greater than 25% at its discretion. Amounts contributed to the plan by the Company are not significant.

On January 31, 2006, the Company approved amendments to the defined contribution plan increasing the Company’s match of salary deferral contributions. Effective as of October 1, 2006, the Company will match 100% of the first 3% of salary deferral contributions that a participant contributes to the plan and 50% of the next 2% of salary deferral contributions a participant contributes to the plan. Effective January 1, 2007, participants will be 100% vested in all matching contributions made by the Company to the plan on and after that date.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for senior management that allows the deferment of a portion of their compensation until their services with the Company have terminated. The plan includes deferred contributions, which were not elected by employees to be transferred to the 401K plan upon adoption of the 401K plan. The plan’s investments include money market funds and are recorded in investments as held for trading. The corresponding deferred obligations to participants are recorded in other liabilities.

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

These options generally vested 30% in 1998 and 10% annually thereafter. Amortization of deferred stock option compensation expense of approximately $0.2 million was recognized in 2003 and 2004, respectively.

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

Risk—free Interest Rate	5.71%
Expected Dividend Yield	—
Expected Volatility	35.00%
Expected life (years)	5

No options were issued, exercised or canceled by the Predecessor under its stock option plan during 2003. In connection with the closing of the acquisition of the Predecessor, on December 21, 2004, all 371.8 options became 100% vested and were exercised and the Predecessor stock option plan was terminated. No additional stock options can be granted under the Predecessor’s plan.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KMG America 2004 Equity Incentive Plan

The Company also follows APB 25 and related interpretations in accounting for its stock options issued to senior management.

During 2005, the Company issued options to purchase a total 229,250 shares of Company common stock, at a weighted average exercise price of $9.35 per share, which is equal to 100% of the estimated fair market value of the common stock on the date of the grant. These options generally vest with respect to one fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. During 2005, 61,500 shares were forfeited. The Company also issued 54,357 shares of restricted common stock at a weighted average of $8.86, which is equal to 100% of the estimated fair market value of the common stock on the date of grant. These shares of restricted stock generally vest with respect to one fourth of the shares granted on each of the first, second, third and fourth anniversaries of grant. On December 15, 2004, the Company issued options to purchase a total of 1,246,000 shares of Company common stock at an exercise price of $9.50 per share, which is equal to 100% of the estimated fair market value of the common stock on the date of grant. These options generally vest with respect to one fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. Options to purchase 310,000 shares, however, vest one third on each of the first, second and third anniversaries of the date of grant, subject to earlier, immediate vesting upon the termination of the optionholder’s employment with the Company by the Company without cause by him with good reason, upon a change in control of the Company or upon his receipt of a notice of non-renewal of his employment agreement, or upon his death or disability.

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

Risk—free Interest Rate	4.35%
Expected Dividend Yield	—
Expected Volatility	20.00%
Expected life (years)	5

As of December 31, 2005, 321,458 options to purchase shares of the Company’s common stock were exercisable. All options granted under the Plan are exercisable for ten years from the date of grant, subject to earlier termination of the optionholders’ rights to exercise such options under the terms of the plan and the option agreements relating to such options.

Performance Share Plan

On January 1, 2000, the Predecessor established its Performance Share Plan and authorized the issuance of up to 80,000 stock units to attract and retain quality employees and to allow such employees to participate in the growth of the Predecessor. Awards could be made to participants in the form of stock units. The Performance Share Plan provides for vesting over the 10 years subsequent to date of grant (10% per year). Compensation expense was recorded based on the vesting and the change in the book value of the Predecessor’s common stock from the date of grant to the date of exercise, adjusted for dividends, stock redemption proceeds and capital contributions subsequent to the date of grant. Eligible participants under the Performance Share Plan included executives or key employees of the Predecessor. During 2003 and 2004, the Predecessor granted 12,000 units and 0 units, respectively, and recognized compensation expense of approximately $0.7 million and $0.0 million, respectively, related to these units. During 2003 and 2004, 2,918 units and 7,354 units, respectively, were forfeited or redeemed resulting in 65,864 outstanding units at December 20, 2004. The plan continued in effect through the closing of the Company’s acquisition of the Predecessor on December 21, 2004, when it terminated and all outstanding stock units were redeemed. No additional stock units may be awarded under the plan. The Company does not intend to implement a stand-alone successor performance share plan, but the Company’s 2004 Equity Incentive Plan permits the Company to award performance shares.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Transaction with Related Parties

The Predecessor utilized the legal, tax and investment services of an entity that was previously affiliated with the Predecessor because they were under the common control of some of the same shareholders. The Predecessor paid $0.1 million in each of the years 2003 and 2004 for these services. Since the Company acquired Kanawha, there is no longer a common control relationship between Kanawha and the legal, tax and investment services entity.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York, both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer and Moore are officers of KMG America and former employees of the plaintiffs. Mr. Gibb is an employee of KMG America and a former employee of the Plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On August 9, 2005, a hearing was held before the court to consider plaintiffs’ motion for a temporary injunction and on August 26, 2005, the court issued a ruling denying plaintiffs’ motion. Since that date, plaintiffs have filed a notice of appeal of the court’s ruling with the Minnesota Court of Appeals. The Company believes the allegations are without merit and intends to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations; however, defense costs may have a material adverse effect on our consolidated financial position or results of operations.

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

The Company had no commitments to fund mortgage loans at December 31, 2005.

The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. The Company recognizes its obligation for guaranty fund assessments and records an estimated accrual for any potential assessment. There were no such accruals as of December 31, 2004, and 2005.

The Company leases office equipment under noncancellable leases. Total rental expense incurred during 2003 was not significant and amounted to $0.1 million in 2004 and $0.2 million in 2005. As of December 31, 2005, future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006	$178,000
2007	174,000
2008	174,000
$526,000

During February 2005, the Company entered into a lease agreement, pursuant to which it has agreed to pay an aggregate of $551,250 to lease its principal executive offices located in Minnetonka, Minnesota for the period from April 1, 2005, through June 30, 2010. This lease is not cancelable by the Company except in connection with specified events that are generally beyond the Company’s control.

During November 2003, the Predecessor entered into a contract for IT and document management. Expenses incurred during 2003, 2004, and 2005 were $0.5 million, $5.0 million, and $6.8 million respectively. This ten-year contract is subject to cancellation by the Company at any time after 42 months, with the payment of a termination penalty that is subject to the number of months remaining in the contract. The document management portion of the agreement is variable by transaction volume. Future payments under this contract are as follows:

2006	$7,427,000
2007	7,471,000
2008	7,516,000
2009	7,560,000
2010	7,605,000
Thereafter	23,083,000
Total 2006 through 2013	$60,662,000

16.	Concentrations of Credit Risk

At December 31, 2005 and 2004, the Predecessor and the Company, respectively, had no significant exposure to unrated or less-than-investment grade bonds.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additional data with respect to fair values of the Company’s investments is disclosed in Note 3.

The carrying amounts and fair values of the Company’s cash and investments at December 31 are summarized in the following table.

	KMG America
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$32,582,964	$32,582,964	$117,400,156	$117,400,156
Equity securities	286,809	286,809	36,000	36,000
Fixed maturity securities	498,157,355	498,157,355	409,613,186	409,613,186
Mortgage loans	17,606,746	16,787,742	23,678,639	23,678,639
Policy loans	21,803,430	21,803,430	22,620,801	22,620,801

The carrying amounts and fair values of the Predecessor’s liabilities for investment-type insurance contracts at December 31 are summarized in the following table.

		KMG America
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Individual and group annuities	$6,633,215	$6,633,215	$7,003,823	$7,003,823
Other policyholder funds left on deposit	7,226,213	7,226,213	7,007,387	7,007,387
Total	$13,859,428	$13,859,428	$14,011,210	$14,011,210

18.	Business Segments

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

The worksite insurance business provides life and health insurance products to employers and their employees. The primary insurance products include life, short-term disability, dental, indemnity health, employer excess risk and critical illness. This segment includes business sold through the career agency distribution channel, which is a group of agents and managers that are employees of the Company or its subsidiaries.

The senior market insurance business consists primarily of the Company’s in-force block of long-term care insurance policies that the Company actively manages, including the right to receive renewal premiums and liability for future claims. Effective after December 31, 2005, the Company ceased actively underwriting long-term care

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance policies. The Company also markets Medicare supplement insurance issued by another carrier, which generates commission income for the Company.

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents a summary of the Company’s and Predecessor’s statement of operations and asset composition by reportable segment. Except as noted, the financial statement information set forth below is reported on a historical basis without GAAP purchase accounting adjustments reflecting the Company’s acquisition of the Predecessor.

	KMG America		Predecessor
	For the Year Ended December 31,	Period from January 21 through December 31,	For the Year Ended December 31,
	2005	2004	2004		2003
Worksite Insurance Business
Insurance premiums	$60,528,639	$—	$56,308,493		$58,432,771
Net investment income	6,524,218	—	5,028,355		5,943,960
Commission and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	172,142	—	263,734		386,070
Total revenues	67,224,999	—	61,600,582		64,762,801
Policyholder benefits	43,556,110	—	44,292,442		45,129,701
Commissions	3,741,433	—	3,779,844		4,027,870
Expenses, taxes, fees and depreciation	16,327,059	—	9,966,881		11,149,951
Amortization of DAC	3,657,962	—	6,208,791		5,201,470
Total benefits and expenses	67,282,564	—	64,247,958		65,508,992
(Loss) before Federal income tax	$(57,565)	$—	$(2,647,376)		$(746,191)
Total assets	$166,401,638	$—	$169,760,986	(1)	$151,371,669
Senior Market Insurance Business
Insurance premiums	$42,239,844	—	$42,060,326		$41,546,362
Net investment income	4,641,343	—	3,878,429		2,426,903
Commission and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	2,935,257	—	2,346,577		1,563,506
Total revenues	49,816,444	—	48,285,332		45,536,771
Policyholder benefits	35,355,291	—	35,829,058		33,146,152
Commissions	5,494,810	—	5,481,986		4,587,237
Expenses, taxes, fees and depreciation	3,995,699	—	3,695,003		2,927,784
Amortization of DAC	553,539	—	641,079		825,889
Total benefits and expenses	45,399,339	—	45,647,126		41,487,062
Income before Federal income tax	$4,417,105	$—	$2,638,206		$4,049,709
Total assets	$193,889,081	$—	$160,381,684	(1)	$115,751,057
Third-Party Administration Business
Insurance premiums	$—	$—	$—		$—
Net investment income	—	—	—		—
Commission and fees	14,263,603	—	13,295,120		13,007,733
Net realized gains	—	—	—		—
Other income	3,052	—	798		63,857
Total revenues	14,266,655	—	13,295,918		13,071,590
Policyholder benefits	—	—	—		—
Commissions	—	—	—		—
Expenses, taxes, fees and depreciation	12,838,087	—	12,200,228		12,564,353
Amortization of DAC	—	—	—		—
Total benefits and expenses	12,838,087	—	12,200,228		12,564,353
Income before Federal income tax	$1,428,568	$—	$1,095,690		$507,237
Total assets	$11,102,572	$—	$8,186,306	(1)	$8,858,946

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Business
Insurance premiums	$4,119,035	$—	$4,466,726		$6,436,741
Net investment income	7,807,899	—	8,507,129		9,230,046
Commissions and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	69,072	—	115,613		122,037
Total revenues	11,996,006	—	13,089,468		15,788,824
Policyholder benefits	5,376,325	—	10,053,493		10,985,219
Commissions	398,989	—	428,247		459,135
Expenses, taxes, fees and depreciation	2,740,522	—	2,829,686		3,037,122
Amortization of DAC	(744,002)	—	2,618,432		3,561,171
Total benefits and expenses	7,771,834	—	15,929,858		18,042,647
Income (loss) before Federal income tax	$4,224,172	$—	$(2,840,390)		$(2,253,823)
Total assets	$204,288,455	$—	$215,850,711	(1)	$203,214,521
Corporate and Other
Insurance premiums	$—	$—	$—		$—
Net investment income	8,771,411	18,408	7,788,499		9,471,850
Commissions and fees	301,024	—	180,402		10,286
Net realized gains	358,318	—	9,432,585		7,600,499
Other income	688,349	—	381,505		181,850
Total revenues	10,119,102	18,408	17,782,991		17,264,485
Policyholder benefits	—	—	—		—
Commissions	—	—	—		—
Expenses, taxes, fees and depreciation	13,519,416	288,489	6,272,750		7,571,779
Amortization of DAC	—	—	—		—
Total benefits and expenses	13,519,416	288,489	6,272,750		7,571,779
Income before Federal income tax	$(3,400,314)	$(270,081)	$11,510,241		$9,692,706
Total assets	$221,683,323	$770,051,331	$157,714,248	(1)	$205,974,072
Total Company:
Insurance premiums	$106,887,518	$—	$102,835,545		$106,415,874
Net investment income	27,744,871	18,408	25,202,412		27,072,759
Commissions and fees	14,564,627	—	13,475,522		13,018,019
Net realized gains	358,318	—	9,432,585		7,600,499
Other income	3,867,872	—	3,108,227		2,317,320
Total revenues	153,423,206	18,408	154,054,291		156,424,471
Policyholder benefits	84,287,726	—	90,174,993		89,261,072
Commissions	9,635,232	—	9,690,077		9,074,242
Expenses, taxes, fees and depreciation	49,420,783	288,489	34,964,548		37,250,989
Amortization of DAC	3,467,499	—	9,468,302		9,588,530
Total benefits and expenses	146,811,240	288,489	144,297,920		145,174,833
Income (loss) before Federal income tax	$6,611,966	$(270,081)	$9,756,371		$11,249,638
Total assets	$797,365,069	$770,051,331	N/A(2)		$685,170,265

(1) KMG America at December 31, 2004, adjusted for purchase accounting adjustments to reflect the Kanawha acquisition.

(2) Aggregate total assets for the Predecessor as of December 31, 2004, is not reported because the Predecessor had been acquired by KMG America at that date and the Predecessor’s assets had been consolidated into the KMG America balance sheet at that date.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004, and 2005:

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Premiums, fees and other income	$30,557,255	$31,465,810	$31,395,792	$31,901,160
Net investment income, realized gains and brokerage income	6,680,365	6,819,149	7,367,149	7,236,526
Total revenue	37,237,620	38,284,959	38,762,941	39,137,686
Benefits, expenses, and federal income taxes	36,217,622	37,571,748	37,424,495	37,725,584
Net income excluding cumulative effect adjustments	$1,019,998	$713,211	$1,338,446	$1,412,102
Basic income per share of common stock	$.05	$.03	$.06	$.06
Diluted income per share of common stock	$.05	$.03	$.06	$.06

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Premiums, fees and other income	$29,437,046	$30,843,485	$29,381,078	$29,757,685
Net investment income, realized gains and brokerage income	5,604,912	8,443,718	11,415,501	9,170,866
Total revenue	35,041,958	39,287,203	40,796,579	38,928,551
Benefits, expenses, and federal income taxes	34,951,065	37,654,312	37,216,726	38,041,690
Net income excluding cumulative effect adjustments	$90,893	$1,632,891	$3,579,853	$886,861
Basic income per share of common stock	$34.79	$.624.95	$1,370.11	$339.43
Diluted income per share of common stock	$31.39	$565.30	$1,237.06	$305.54

KMG AMERICA CORPORATION AND PREDECESSOR AND SUBSIDIARY

SCHEDULE III—SUPPLEMENTAL INSURANCE INFORMATION

Segment	DAC and VOBA Asset	Policy Reserves Liability	Unearned Premiums Liability	Contract Claims and Other Policy Liabilities	Insurance Premiums	Net Investment Income	Policyholder Benefits	Amortization of DAC and VOBA	Other Expenses
Year Ended December 31, 2005
Worksite insurance	$24,415,261	$151,625,690	$916,931	$13,859,018	$60,528,639	$6,524,218	$43,556,110	$3,657,962	$20,068,492
Senior market insurance	41,580,646	181,949,150	7,748,415	4,191,516	42,239,844	4,641,343	35,355,291	553,539	9,490,509
Third party administration	—	—	—	—	—	—	—	—	12,838,087
Acquired business	20,674,935	184,050,462	869,143	2,684,006	4,119,035	7,807,899	5,376,325	(744,002)	3,139,511
Corporate and other	—	—	—	—	—	8,771,411	—	—	13,519,416
Total	$86,670,842	$517,625,302	$9,534,489	$20,734,540	$106,887,518	$27,744,871	$84,287,726	$3,467,499	$59,056,015
Year Ended December 31, 2004*
Worksite insurance	$ 14,134,393	$156,098,046	$ 964,052	$ 12,698,888	$ 56,308,493	$5,028,355	$ 44,292,442	$ 6,208,791	$ 13,746,725
Senior market insurance	40,586,764	148,442,031	7,750,320	4,189,333	42,060,326	3,878,429	35,829,058	641,079	9,176,989
Third party administration	—	—	—	—	—	—	—	—	12,200,228
Acquired business	19,760,138	196,461,950	1,025,732	3,285,085	4,466,726	8,507,129	10,053,493	2,618,432	3,257,933
Corporate and other	—	—	—	—	—	7,788,499	—	—	6,272,750
Total	$ 74,481,295	$501,002,027	$ 9,740,104	$ 20,173,306	$ 102,835,545	$25,202,412	$ 90,174,993	$ 9,468,302	$ 44,654,625
Year-ended December 31, 2003
Worksite insurance	$ 44,484,787	$136,921,665	$ 1,051,062	$ 13,398,942	$ 58,432,771	$ 5,943,960	$ 45,129,701	$ 5,201,470	$ 15,177,821
Senior market insurance	41,101,769	104,584,187	7,340,021	3,826,849	41,546,362	2,426,903	33,146,152	825,889	7,515,021
Third party administration	—	—	—	—	—	—	—	—	12,564,353
Acquired business	24,674,594	190,089,014	1,107,236	3,696,070	6,436,741	9,230,046	10,985,219	3,561,171	3,496,257
Corporate and other	—	—	—	—	—	9,471,850	—	—	7,571,779
Total	$ 110,261,150	$431,594,866	$ 9,498,319	$ 20,921,861	$106,415,874	$ 27,072,759	$ 89,261,072	$ 9,588,530	$ 46,325,231

*Balance sheet amounts at December 31, 2004, are those of KMG America. Statement of operations for the year ended December 31, 2004, are those of the Predecessor.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005. There was no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” in Item 8, which is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF OUR COMPANY.

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers and Significant Employees” of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held April 18, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect on January 16, 2006 to the NYSE as required by the NYSE’s rules. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11.	EXECUTIVE COMPENSATION.

The information presented under the captions “Compensation of Directors” and “Executive Compensation” of our 2006 Proxy Statement (excluding, however, the information presented under the subheading “Audit Committee Report”) is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2006 Proxy Statement is incorporated herein by reference.

The information presented under the caption “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Common Stock Authorized for Issuance Under Our 2004 Equity Incentive Plan” in Part II of this Form 10-K is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information presented under the caption “Certain Relationships and Related Transactions” of our 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information presented under the captions “Audit Committee Pre-Approval Policy” and “Fees of the Corporation’s Independent Auditors” of our 2006 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1) The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.
Consolidated Balance Sheets for KMG America Corporation as of December 31, 2004, and 2005.

Consolidated Statements of Operations for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the year ended December 31, 2005, and for Kanawha Insurance Company (the “Predecessor”) for the years ended December 31, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the year ended December 31, 2005, and for the Predecessor for the years ended December 31, 2004 and 2003.

Consolidated Statements of Cash Flow for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the year ended December 31, 2005, and for the Predecessor for the years ended December 31, 2004 and 2003.

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

(3) Exhibits.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index beginning on page 119 hereof. Exhibits 10.01 – 10.19 hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on March 14, 2006.

KMG AMERICA CORPORATION (Registrant)
By:	/s/ Kenneth U. Kuk
Name: Kenneth U. Kuk Title: Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
By: /s/ Kenneth U. Kuk Kenneth U. Kuk	Director and Chairman, President & Chief Executive Officer (Principal Executive Officer)
By: /s/ Scott H. DeLong III Scott H. DeLong III	Director and Senior Vice President & Chief Financial Officer (Principal Financial Officer)
By: /s/ John H. Flittie John H. Flittie	Director
By: /s/ Stanley D. Johnson Stanley D. Johnson	Director and Chairman & Chief Executive Officer of Kanawha
By: /s/ Robert L. Laszewski Robert L. Laszewski	Director
By: /s/ Dennis M. Mathisen Dennis M. Mathisen	Director
By: /s/ James J. Ritchie James J. Ritchie	Director
By: /s/ Robert E. Matthews Robert E. Matthews	Executive Vice President, Chief Financial Officer & Treasurer of Kanawha (Principal Accounting Officer)

Each of the above signatures is affixed as of March 14, 2006.

EXHIBIT INDEX

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
4.02

Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.04 attached to KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005).

4.03

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
10.02

Description of 2005 Incentive Compensation Plan (incorporated by reference from KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005).

10.03

Description of 2006 Incentive Compensation Plan (incorporated by reference from Exhibit 10.01 attached to KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006.)

10.04

Employment Agreement between KMG America Corporation and Kenneth U. Kuk (incorporated by reference from Exhibit 10.02 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.05	Form of Amendment, dated December 21, 2004, to the Employment Agreement between KMG America Corporation and Kenneth U. Kuk dated December 21, 2004.

10.06

Employment Agreement between KMG America Corporation and Scott H. DeLong III (incorporated by reference from Exhibit 10.03 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.07	Form of Amendment, dated December 21, 2004, to the Employment Agreement between KMG America Corporation and Scott H. DeLong III dated December 21, 2004.
10.08

Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Stanley D. Johnson (incorporated by reference from Exhibit 10.04 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.09

Amendment, dated January 1, 2006, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Stanley D. Johnson, dated December 21, 2004 (incorporated by reference to KMG America Corporation’s Current Report on 8-K filed with the Securities and Exchange Commission on January 12, 2006).

10.10	Form of Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Stanley D. Johnson dated December 21, 2004.
10.11

Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul F. Kraemer (incorporated by reference from Exhibit 10.06 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.12	Form of Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Paul F. Kraemer dated December 21, 2004.
10.13

Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul P. Moore (incorporated by reference from Exhibit 10.08 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.14	Form of Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Paul P. Moore dated December 21, 2004.
10.15

KMG America Corporation Supplemental Retirement and Deferred Compensation Plan, Restated and Amended (incorporated by reference from Exhibit 10.10 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.16	2006 Base salaries and other compensation for Named Executive Officers.
10.17

Outsourcing Services Agreement, dated November 11, 2003, between CGI Information Systems & Management Consultants, Inc. and Kanawha HealthCare Solutions, Inc (incorporated by reference from Exhibit 10.07 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.18

Amendment No. 1 to the Outsourcing Services Agreement, dated April 1, 2004, between CGI Information Systems & Management Consultants, Inc. and Kanawha HealthCare Solutions, Inc. (incorporated by reference from Exhibit 10.08 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.19

Lease Agreement, dated February 2, 2005, between KMG America Corporation and Metropolitan Life Insurance Company in respect of KMG America Corporation’s principal executive offices located in Minnetonka, Minnesota (incorporated by reference from Exhibit 10.13 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

14.01

Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 attached to KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005).

21.01

List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.02 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

31.01	Rule 13a-14(a) / 15d-14(a) Certifications of Chairman, President & Chief Executive Officer.
31.02	Rule 13a-14(a) / 15d-14(a) Certifications of Senior Vice President & Chief Financial Officer.
32.01	Section 1350 Certification of Chairman, President & Chief Executive Officer.
32.02	Section 1350 Certification of Senior Vice President & Chief Financial Officer.