Form 10-K/A
period 2005-12-31
KMG America CORP
filed 2006-03-15
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

KMG America Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (i) to amend and restate Item 8 for the purpose of including the conformed signature of Ernst & Young LLP in the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which conformed signatures were inadvertently omitted from the original Reports, and (ii) to amend and restate the Exhibits filed under Item 15(3) to include the consent of Ernst & Young LLP, which was inadvertently omitted from the original Exhibits.

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

/s/ Ernst & Young LLP

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

/s/ Ernst & Young LLP

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

(3) Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on March 15, 2006.

KMG AMERICA CORPORATION (Registrant)
By:	/s/ Kenneth U. Kuk
Name: Kenneth U. Kuk Title: Chairman, President & Chief Executive Officer
By:	/s/ Scott H. Delong III
Name: Scott H. Delong III Title: Director and Senior Vice President & Chief Financial Officer

Each of the above signatures is affixed as of March 15, 2006.

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

10.04

Employment Agreement between KMG America Corporation and Kenneth U. Kuk (incorporated by reference from Exhibit 10.04 attached to KMG America Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006).

10.05

Form of Amendment, dated December 21, 2004, to the Employment Agreement between KMG America Corporation and Kenneth U. Kuk dated December 21, 2004 (incorporated by reference from Exhibit 10.01 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.06

Employment Agreement between KMG America Corporation and Scott H. DeLong III (incorporated by reference from Exhibit 10.03 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.07

Form of Amendment, dated December 21, 2004, to the Employment Agreement between KMG America Corporation and Scott H. DeLong III dated December 21, 2004 (incorporated by reference from Exhibit 10.07 attached to KMG America Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006).

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

10.10

Form of Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Stanley D. Johnson dated December 21, 2004 (incorporated by reference from Exhibit 10.10 attached to KMG America Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006).

10.11

Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul F. Kraemer (incorporated by reference from Exhibit 10.06 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.12

Form of Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Paul F. Kraemer dated December 21, 2004 (incorporated by reference from Exhibit 10.12 attached to KMG America Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006).

10.13

Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul P. Moore (incorporated by reference from Exhibit 10.08 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.14

Form of Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Paul P. Moore dated December 21, 2004 (incorporated by reference from Exhibit 10.14 attached to KMG America Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006).

10.15

KMG America Corporation Supplemental Retirement and Deferred Compensation Plan, Restated and Amended (incorporated by reference from Exhibit 10.10 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.16

2006 Base salaries and other compensation for Named Executive Officers (incorporated by reference from Exhibit 10.16 attached to KMG America Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006).

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

23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13a-14(a) / 15d-14(a) Certifications of Chairman, President & Chief Executive Officer.
31.02	Rule 13a-14(a) / 15d-14(a) Certifications of Senior Vice President & Chief Financial Officer.
32.01	Section 1350 Certification of Chairman, President & Chief Executive Officer.
32.02	Section 1350 Certification of Senior Vice President & Chief Financial Officer.