Form 10-Q
period 2006-03-31
KMG America CORP
filed 2006-05-10
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                             to

Commission file number: 001-32377

KMG AMERICA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	20-1377270 (I.R.S. Employer Identification No.)
12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota (Address of Registrant’s Principal Executive Offices)	55343 (Zip Code)

Registrant’s telephone number, including area code: (952) 930-4800

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes [ X] No

As of May 3, 2006, the number of shares of Common Stock outstanding was 22,200,628.

KMG AMERICA CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
Assets	(unaudited)
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $526,001,977 and $505,848,751 as of March 31, 2006 and December 31, 2005, respectively)	$506,095,190	$498,157,355
Equity securities available for sale, at fair value (cost of $287,029 and $286,809 as of March 31, 2006 and December 31, 2005, respectively)	293,329	286,809
Mortgage loans	16,881,201	17,606,746
Policy loans	21,492,314	21,803,430
Other investments	5,096,974	5,452,198
Total investments	549,859,008	543,306,538

Cash and cash equivalents	11,361,342	32,582,964
Reinsurance balances recoverable	81,326,931	78,296,057
Accrued investment income	5,997,487	5,917,136
Real estate and equipment (net of accumulated depreciation of $2,229,980 and $1,748,519 as of March 31, 2006 and December 31, 2005, respectively)	12,516,636	11,723,869
Federal income tax recoverable	5,111,539	5,111,539
Deferred income tax asset	7,417,254	6,015,462
Amounts due from reinsurers	2,529,787	2,284,343
Deferred policy acquisition costs	17,542,761	14,031,875
Value of business acquired	71,760,972	72,638,967
Other assets	28,492,321	25,456,319
Total assets	$793,916,038	$797,365,069

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$296,961,346	$299,454,172
Accident and health reserves	233,885,670	227,705,619
Policy and contract claims	12,764,655	10,008,352
Other policyholder liabilities	11,115,816	10,726,188
Total policy and contract liabilities	554,727,487	547,894,331

Accounts payable and accrued expenses	19,720,172	20,105,386
Taxes, other than federal income taxes	803,173	926,776
Deferred income taxes	10,822,283	13,061,136
Liability for benefits for employees and agents	5,434,780	5,667,297
Funds held in suspense	3,640,102	4,671,388
Long term notes payable	15,000,000	15,000,000
Interest payable on long term notes	970,608	773,733
Other liabilities	1,714,431	1,781,899
Total liabilities	612,833,036	609,881,946

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,200,828 and 22,125,998 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	222,008	221,260
Paid-in capital	189,050,181	188,223,636
Deferred stock based compensation	(974,045)	(450,703)
Retained earnings	5,720,176	4,483,979
Accumulated other comprehensive (loss)	(12,935,318)	(4,995,049)
Total shareholders’ equity	181,083,002	187,483,123
Total liabilities and shareholders’ equity	$793,916,038	$797,365,069

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005

Revenue:
Insurance premiums	$29,810,626	$26,197,560
Net investment income	7,206,068	6,652,785
Commission and fee income	4,219,115	3,568,048
Realized investment gains	211,107	27,580
Other income	986,533	791,647
Total revenues	42,433,449	37,237,620

Benefits and expenses:
Policyholder benefits	23,353,714	20,429,834
Insurance commissions, net of deferrals	2,981,285	2,666,167
General insurance expenses, net of deferrals	10,893,351	9,459,535
Insurance taxes, licenses and fees	1,515,052	1,319,917
Depreciation and amortization	640,866	696,061
Amortization of deferred policy acquisition costs and value of business acquired	1,178,101	1,085,155
Total benefits and expenses	40,562,369	35,656,669

Income before income taxes	1,871,080	1,580,951
(Provision) for income taxes	(634,883)	(560,953)
Net income	$1,236,197	$1,019,998
Net income per share:
Basic	$.06	$0.05
Diluted	$.06	$0.05
Weighted-average shares outstanding:
Basic	22,133,240	22,071,641
Diluted	22,138,078	22,155,739

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Operating Expenses
Net income	$1,236,197	$1,019,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,222,193	977,083
Policy acquisition costs deferred	(3,810,992)	(3,359,587)
Amortization of deferred policy
Acquisition costs and value of business acquired
Realized investment (gains), net	1,178,101	1,085,155
Deferred income tax expense	(211,107)	(27,580)
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(3,030,874)	(445,375)
Accrued investment income	(80,351)	(310,879)
Federal income tax recoverable	—	(713,372)
Other assets	(3,036,002)	489,237
Amounts due from reinsurers	(245,444)	(80,033)
Policy and contract liabilities	6,833,156	2,862,232
Accounts payable and accrued expenses	(385,214)	(618,454)
Interest payable on long term notes	196,875	187,500
Stock-based compensation expense	303,951
Taxes, other than federal income taxes	(123,603)	(12,411)
Funds held in suspense	(1,031,286)	(793,848)
Liability for benefits for employees and agents	(232,517)	100,086
Other liabilities	(67,468)	9,415
Net cash provided by (used in) operating activities	(651,848)	1,643,492
Investing activities
Securities available for sale:
Sales	646,599	14,752,142
Maturities, calls and redemptions	6,119,115	42,279,225
Purchases	(27,097,921)	(135,853,363)
Repayments of mortgage loans	725,545	2,020,339
Increase in policy loans, net	311,116	128,085
Sale of real estate and property and equipment	—	85,564
Purchases of real estate, property and equipment	(1,274,228)	(527,089)
Net cash (used in) investing activities	(20,569,774)	(77,115,097)
Net (decrease) in cash and cash equivalents	(21,221,622)	(75,471,605)
Cash and cash equivalents at beginning of period	32,582,964	117,400,156
Cash and cash equivalents at end of period	$11,361,342	$41,928,551
Supplemental disclosures of cash flow information
Federal income taxes paid	$—	$—

See accompanying notes.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Kanawha Acquisition, Initial Public Offering, and Nature of Operations

Unless the context requires otherwise, references to “we”, “us,” “our,” KMG America” or the “Company” are intended to mean KMG America Corporation and its consolidated subsidiaries, including, without limitation, Kanawha Insurance Company (“Kanawha”). References to our “predecessor” mean Kanawha prior to it being acquired by KMG America.

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004. KMG America commenced operations shortly before it completed its initial public offering of common stock on December 21, 2004, and its shares trade on the New York Stock Exchange under the symbol “KMA.” Concurrently with the completion of its initial public offering, KMG America completed its acquisition of Kanawha and its subsidiaries, which are KMG America’s primary operating subsidiaries and which underwrite and sell life and health insurance products that historically have been marketed primarily in the southeastern United States but are now being actively marketed nationwide.

Kanawha, the primary operating subsidiary of KMG America, is licensed to issue life and accident and health insurance. Kanawha is domiciled in South Carolina. Kanawha has one wholly owned subsidiary, Kanawha HealthCare Solutions, Inc., a third-party administrator with operations in Lancaster and Greenville, South Carolina, and one wholly owned indirect subsidiary, Kanawha Marketing Group, Inc.

The primary insurance products that we underwrite include: group and individual life insurance; group long term disability; group and individual short term disability; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. We ceased actively underwriting new long-term care insurance policies after December 31, 2005. We intend to retain and actively manage our existing block of in force long-term care policies. Our third-party administration and medical management businesses include a wide array of services with the primary emphasis on the offering of administrative service-only products.

Our sales historically have been primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, but are now expanding nationwide. Sales are made through an internal sales force, full-time agents, general agents and brokers. Over time, we expect group lines of business to account for an increasing percentage of our premium revenues.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Fixed Maturity and Equity Securities, requires that all fixed maturity and equity securities be classified into one of three categories—held to maturity, available-for-sale, or trading. The Company has no securities classified as held to maturity. Management determines the appropriate classification of fixed maturity and equity securities at the time of purchase.

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

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In analyzing its potentially distressed securities list for other-than-temporary impairments, the Company pays special attention to securities that have been on the list for a period greater than six months. The Company assumes that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than twelve months has an other-than-temporary impairment. Reliable contradictory evidence might include, among other factors, a liquidation analysis performed by the Company’s investment advisors or outside consultants, improving financial performance of the issuer, or valuation of underlying assets specifically pledged to support the credit.

Should the Company conclude that the decline in value is other-than-temporary, the security is written down to fair value through a charge to realized investment gains and losses. The Company adjusts the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. The Company considers factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

Deferred Policy Acquisition Costs

Acquisition costs incurred by the Company in the process of acquiring new business are deferred and amortized into income as discussed below. Costs deferred consist primarily of commissions and certain policy underwriting, issue and agency expenses that vary with and are primarily related to production of new business.

For most individual insurance products, the amortization of deferred acquisition costs is recognized in proportion to the ratio of annual premium revenue to the total anticipated premium revenue, which gives effect to expected terminations. Deferred acquisition costs are amortized over the premium-paying period of the related policies. Anticipated premium revenue is determined using assumptions consistent with those utilized in the determination of liabilities for insurance reserves.

The Company does not currently defer acquisition costs on group insurance products sold to employers.

Value of Business Acquired

Value of business acquired is the value assigned to the insurance in force of acquired insurance companies or blocks of insurance business at the date of acquisition.

The amortization of value of business acquired is recognized using amortization schedules established at the time of the acquisitions based upon expected annual premium, and, in some cases, expected future earnings. Certain of these amortization schedules include actual to expected adjustments to reflect policy or premium persistency as it emerges. The value of business acquired for premium paying policies is amortized in proportion to future expected premiums. The value of business acquired for policies paid up as of the acquisition date is amortized in proportion to expected future earnings.

Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are associated with earned premiums so as to recognize profits over the premium-paying period. This association is accomplished by recognizing the liabilities for insurance reserves on a net level premium method based on assumptions deemed appropriate at the date of issue as to future investment yield, mortality, morbidity, withdrawals and maintenance expenses, and including margins for adverse deviations. Interest assumptions are based on interest rate levels and expectations at the time policies are sold. Mortality, morbidity and withdrawal assumptions are based on recognized actuarial tables or the Company or its Predecessor’s experience, as appropriate. Life reserves are calculated using mean reserve factors. Accident and health reserves are calculated using mid-terminal reserve factors. Benefit reserves for investment products (not material in the current mix of business in force) are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

Loss recognition testing of the Company’s policy benefit reserves is performed annually. This testing involves a comparison of the Company’s actual net liability position (all liabilities less deferred acquisition costs, or DAC) to the present value of future liabilities calculated using then-current assumptions. These assumptions are

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the Company’s best estimate of future experience. To the extent a premium deficiency exists, it would be recognized immediately by a charge to income and a corresponding reduction in DAC. Any additional deficiency would be recognized as a premium deficiency reserve. Historically, loss recognition testing has not resulted in an adjustment to DAC or reserves. These adjustments would occur only if economic, mortality and/or morbidity conditions significantly deviated from the underlying assumptions.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options and restricted common stock based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for periods beginning in 2006.

The Company had adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) through December 31, 2005. As permitted by the provisions of this Statement, the Predecessor accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.

Accordingly, the Company recognized no compensation expense for stock option awards to employees or directors when the option exercise price was not less than the market value of the stock at the date of award.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three-months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $303,951 which consisted of share-based compensation expense related to director and employee stock options and common stock grants.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has used a Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the period prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board (FASB), issued FSP (FASB Staff Position) FAS 115 -1 and 124 -1 – The Meaning of Other – Than- Temporary Impairment and its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses. FSP FAS 115 -1 replaces the impairment evaluation guidance of EITF 03 -1. EITF 03 -1’s disclosure requirements stay in effect. The guidance is effective for reporting periods beginning after December 15, 2005. At December 31, 2005 the Company followed the current guidance in place (EITF 03 -1) when assessing its portfolio for Other – Than – Temporary Impairments. The Company and its Investment Committee recognize the changes as a result of FSP FAS 115 -1 and have ensured adherence to the guidelines. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) enacted SFAS No. 123 (revised 2004) (“FAS 123 (revised 2004)”), Share-Based Payment, which replaces SFAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. FAS 123 (revised 2004) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of FAS 123 (revised 2004) are effective for reporting periods beginning December 31, 2005. The Company has adopted FAS 123 (revised 2004) in the first quarter of 2006.

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP (FASB Staff Position) FAS 123(R) – Transition Election Related to Accounting for the Tax Effects of Share – Based Payment Awards. FSP FAS 123(R) requires the calculation of excess tax benefits available to absorb tax deficiencies (termed an additional paid – in- capital or “APIC” pool) recognized subsequent to the adoption of Statement 123(R). Because most companies did not adopt the recognition provisions in Statement 123 as is the case with our company, and instead opted for the disclosure –only approach, many companies concluded they do not have the information to comply with the transition requirements in Statement 123R. Accordingly, the FASB has adopted an elective short- cut approach when a company transitions to Statement 123R. An entity that adopts the FAS 123(R) using either the modified retrospective method or modified prospective method may make a one time election to adopt the transition method described in FSP 123(R). The entity must follow the guidance for calculating the pool of excess tax benefits and the guidance related to reporting the cash flows. An entity is free to choose either approach to the calculation of excess tax benefits without having to justify the preferability of the election. The Company has evaluated the requirements under FAS 123(R) in tandem with FSP FAS 123(R) and has adopted the pronouncements as of January 1, 2006.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05 -1 (SOP 05 -1), “ Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05 -1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long – Duration Contracts and for Realized Gains and Losses from Sale of Investments. SOP 05 -1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05 -1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 with earlier adoption encouraged. Retrospective application of SOP 05 -1 to previously issued financial statements is not permitted. The Company will evaluate whether adoption of this pronouncement impacts the Company’s consolidated financial condition and results of operations in 2006.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 had no immediate impact on the Company’s consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.

3. Investments

Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses of investments in fixed maturity and equity securities are summarized in the following table.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at March 31, 2006:
Fixed maturity securities	$526,001,977	$309,049	$20,215,836	$506,095,190
Equity securities	287,029	6,300	—	293,329
Securities available for sale	$526,289,006	$315,349	$20,215,836	$506,388,519

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

Defined Benefit Retirement Plan

As of the dates indicated, the net periodic retirement benefit cost of the Company’s defined benefit pension plan for the quarters presented included the following components:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Components of net periodic benefit cost:
Service cost	$47,778	$227,579
Interest cost	232,510	228,171
Expected return on plan assets	(309,641)	(207,384)
Amortization of transition liability	362	4,343
Recognized net actuarial loss	52,646	42,608
Net periodic benefit cost	$23,655	$295,317

Curtailment Expense	$120,170

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2006, the Company adopted two amendments to the defined benefit retirement plan that froze participation in the plan and accrual of any additional benefits under the plan. Effective March 31, 2006, no new participants will be allowed to enter the plan. Effective as of September 30, 2006, no additional benefits will accrue under the plan with respect to service after that date. As a result, final average earnings will be determined as of September 30, 2006, for all future benefit payments, and will not be adjusted for future changes in employee compensation.

The curtailment expense recognized as a result of the plan freeze was $120,170.

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

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for senior management that allows the deferment of a portion of their compensation until their services with the Company have terminated. The plan includes deferred contributions, which were not elected by employees to be transferred to the 401(k) plan upon adoption of the 401(k) plan. The plan’s investments include mutual funds and are recorded in investments as held for trading. The corresponding deferred obligations to participants are recorded in other liabilities.

KMG America 2004 Equity Incentive Plan

The KMG America 2004 Equity Incentive Plan was established in 2004 with 1,827,500 shares of KMG America Common Stock reserved for issuance under the Plan. Through March 31, 2006, net of forfeitures, 124,073 shares of Common Stock have been granted which generally vest with respect to one-fourth of the shares granted on each of the first, second, third, and fourth anniversaries of the date of grant. In addition, 5,114 shares of Common Stock grants were issued with immediate vesting. Also, through March 31, 2006, net of forfeitures, 1,415,750 options have been issued which generally vest with respect to one-fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. With respect to the options and Common Stock grants issued to one optionholder, they vest one-third on each of the first, second and third anniversaries of the date of grant.

SFAS 123 required the presentation of pro forma information as if the Company had accounted for their employee and director stock options granted after December 31, 1994, under the fair value method of that Statement.

The following is a reconciliation of reported net income and pro forma information as if the Company had adopted SFAS 123 for its employee and director stock option awards for the quarterly period presented:

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarter Ended March 31, 2005
Net income as reported	$1,019,998
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(165,510)
Pro forma net income available to common stockholders	$854,388
Net income per share-basic: As reported	$0.05
Pro forma	$0.04
Net income per share-diluted: As reported	$0.05
Pro forma	$0.04

The Company has adopted SFAS 123(R) as of January 1, 2006. Below is the presentation of our employee and director stock options and common stock grants under the fair value method.

Common Stock Grants

The activity related to the common stock grants is set forth below:
	Common Stock Grants Outstanding		Weighted Average Grant Date Fair Value Per Share of Common Stock Grants Outstanding
	Nonvested	Vested	Nonvested	Vested
Outstanding as of December 31, 2005	54,357	0	$8.86	$0
Granted	72,500	5,114	8.01	8.01
Forfeited	(2,784)	0	9.18	0
Outstanding as of March 31, 2006	124,073	5,114	$8.36	$8.01

Stock Options

Black-Scholes option-pricing model assumptions used:

Average Risk-free Interest Rate	4.55%
Expected Dividend Yield	----
Expected Volatility	20.0%
Expected Life (years)	5

The activity related to the stock options is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding as of December 31, 2005	1,413,750	$9.47
Granted	10,000	8.01
Exercised	0	0.00
Forfeited	(8,000)	8.88
Outstanding as of March 31, 2006	1,415,750	9.47	$3,483,777	8.82
Exercisable as of March 31, 2006	342,521	$9.52	$844,038	8.76

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth share-based compensation and the related tax benefit:

Quarter Ended March 31, 2006
Total Share-Based Compensation:
Included in income before income tax	$303,951
Included in net income, net of tax effects	$197,568
Excess tax benefits related to options exercised	$—
Excess tax benefits related to share-based compensation(1)	$—

________________________

(1) Represents the tax benefit, recognized in additional paid-in-capital for stock options exercised.

As of March 31, 2006, there was $3,334,375 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

6. Comprehensive Income (Loss)

Total comprehensive income (loss) for the quarters ended March 31, 2006 and 2005 was ($6,704,072) and ($3,348,146), respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of ($7,940,269) and ($4,368,144), respectively.

7. Commitments and Contingencies

In April 2006, when reviewing the re-insurance coverage applicable to a whole life insurance policy that was acquired by Kanawha in 1999 and for which a notice of death claim has been made, the Company discovered what appeared to be an error on the part of the re-insurer in the calculation of the premiums that the re-insurer billed and that Kanawha paid over the past several years. Upon further investigation, the Company discovered what appears to be at least one other such error by the same re-insurer in billing the premiums with respect to the re-insurance of another in force life insurance policy. The Company is still in the process of investigating these matters and has not yet determined the exact amount of additional premium payments that Kanawha may owe to the re-insurer, but the Company estimates that the total amount of additional premiums owing may be approximately $800,000.

The Company believes it is entitled to be indemnified by the former shareholders of Kanawha pursuant to the terms of the stock purchase agreement that the Company entered into with these former shareholders in connection with the Company’s purchase of the outstanding capital stock of Kanawha immediately following the completion of the Company’s initial public offering in December 2004. The Company has the right under the stock purchase agreement, subject to certain conditions and limitations, to offset indemnity claims it has against the amount owing by the Company under the $15 million note payable to the former shareholders of Kanawha. The Company has notified the representatives of the former Kanawha shareholders that it intends to seek indemnification for any premiums owing to the re-insurer of the life insurance policies described above relating to the period prior to the closing of the Company’s acquisition of Kanawha.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”), both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore and Gibb are officers of KMG America and former employees of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On August 9, 2005, a hearing was held before the court to consider plaintiffs’ motion for a temporary injunction and on August 26, 2005, the court issued a ruling denying plaintiffs’ motion. Since that date, plaintiffs have filed a notice of appeal of the court’s ruling with the Minnesota Court of Appeals and oral argument is scheduled to be held on June 13, 2006. The Company believes the allegations are without merit and intends to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations; however, defense costs may be significant and have a material adverse effect on the Company’s consolidated financial position or results of operations.

On December 21, 2004, the Company entered into a $15.0 million five-year subordinated promissory note to fund a portion of the purchase price for the Kanawha acquisition. Interest on the promissory note accrues at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable. The terms of the promissory note limit the Company’s and Kanawha’s ability to incur additional debt. The Company has the right to offset certain indemnification claims it may have against the former shareholders of Kanawha who hold the note against the amounts it owes under the note.

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

The worksite insurance business provides life and health insurance products to employers and employees. The primary insurance products that the Company underwrites include: group and individual life insurance; group long term disability; group and individual short term disability; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. This segment also includes business sold through the career agency distribution channel, which is a group of agents and managers that are employees of the Company or its subsidiaries.

The senior market insurance business consists primarily of the Company’s in-force block of long-term care insurance policies that the Company actively manages, including the right to receive renewal premiums and liability for future claims. Effective after December 31, 2005, the Company ceased actively underwriting long-term care insurance policies.

The third party administration business provides fee-based administrative and managed care services to employers with self funded health care plans, insurance carriers, reinsurance companies and others.

The acquired business represents closed blocks of life and health insurance business that have been acquired through reinsurance transactions over a period of years.

The corporate and other segment includes investment income earned on the investment portfolio allocated to capital and surplus, as well as all realized capital gains and losses, which are not allocated by line of business. This segment also includes marketing allowances, commissions and related expenses pertaining to product sales for other insurance carriers, which are currently not material. In addition, this segment includes certain unallocated expenses, primarily costs associated with being a public company, deferred compensation, incentive compensation and stock based compensation, and other non-allocated items such as the costs associated with the litigation with ReliaStar.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents a summary of the Company’s statements of income and asset composition by reportable  segment.

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Worksite Insurance Business
Insurance premiums	$18,506,556	$14,658,027
Net investment income	1,595,008	1,781,787
Commissions and fees	—	—
Net realized gains	—	—
Other income	46,282	49,437
Total revenues	20,147,846	16,489,251
Policyholder benefits	13,594,835	10,890,125
Commissions	1,520,818	1,077,650
Expenses, taxes, fees and depreciation	4,223,622	3,555,616
Amortization of DAC	778,202	820,006
Total benefits and expenses	20,117,477	16,343,397
Income before Federal income tax	$30,369	$145,854
Total assets	$168,692,512	$168,714,162
Senior Market Insurance Business
Insurance premiums	$10,674,620	$10,601,060
Net investment income	1,411,613	1,011,456
Commissions and fees	—	—
Net realized gains	—	—
Other income	809,075	657,362
Total revenues	12,895,308	12,269,878
Policyholder benefits	8.535,221	8,344,925
Commissions	1,366,810	1,489,165
Expenses, taxes, fees and depreciation	765,159	1,139,320
Amortization of DAC	472,114	370,438
Total benefits and expenses	11,139,304	11,343,848
Income before Federal income tax	$1,756,004	$926,030
Total assets	$201,603,321	$168,485,632
Third-Party Administration Business
Insurance premiums	$—	$—
Net investment income	—	—
Commissions and fees	4,133,717	3,483,387
Net realized gains	—	—
Other income	—	862
Total revenues	4,133,717	3,484,249
Policyholder benefits	—	—
Commissions	—	—
Expenses, taxes, fees and depreciation	3,503,156	3,206,326
Amortization of DAC	—	—
Total benefits and expenses	3,503,156	3,206,326
Income before Federal income tax	$630,561	$277,923
Total assets	$10,063,461	$8,406,380

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Acquired Business
Insurance Premiums	$629,450	$938,473
Net investment income	1,980,656	2,062,616
Commission and fees	—	—
Net realized gains	—	—
Other income	15,801	13,381
Total revenues	2,625,907	3,014,470
Policyholder benefits	1,223,657	1,194,784
Commissions	93,658	99,352
Expenses, taxes, fees and depreciation	607,974	704,629
Amortization of DAC	(72,215)	(105,289)
Total benefits and expenses	1,853,074	1,893,476
Income before Federal income tax	$772,883	$1,120,994
Total assets	$201,879,631	$212,187,641
Corporate and Other
Insurance Premiums	$—	$—
Net investment income	2,218,790	1,796,926
Commission and fees	85,398	84,661
Net realized gains	211,107	27,580
Other income	115,374	70,605
Total revenues	2,630,669	1,979,772
Policyholder benefits	—	—
Commissions	—	—
Expenses, taxes, fees and depreciation	3,949,357	2,869,622
Amortization of DAC	—	—
Total benefits and expenses	3,949,357	2,869,622
(Loss) before Federal income tax	$(1,318,688)	$(889,850)
Total assets	$211,677,113	$210,366,003
Total Company
Insurance Premiums	$29,810,626	$26,197,560
Net investment income	7,206,068	6,652,785
Commission and fees	4,219,115	3,568,048
Net realized gains	211,107	27,580
Other income	986,533	791,647
Total revenues	42,433,449	37,237,620
Policyholder benefits	23,353,714	20,429,834
Commissions	2,981,285	2,666,167
Expenses, taxes, fees and depreciation	13,049,269	11,475,513
Amortization of DAC	1,178,101	1,085,155
Total benefits and expenses	40,562,369	36,656,669
Income before Federal income tax	$1,871,080	$1,580,951
Total assets	$793,916,038	$768,159,818

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Worksite insurance business. Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees which have been historically marketed primarily in the southeastern United States but are now being marketed nationwide. The primary insurance products that we underwrite include: group and individual life insurance; group long term disability; group and individual short term disability; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. For the three months ended March 31, 2006, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $18.5 million, which accounted for 54.4% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products. Through December 31, 2005, we opened regional sales offices in Boston, Massachusetts; Tampa, Florida; Chicago, Illinois; New York, New York; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; Irvine (a Los Angeles suburb), San Diego and San Francisco, California; and Minneapolis, Minnesota. Since January 1, 2006, we opened regional sales offices in Cincinnati, Ohio; and Denver, Colorado. We expect to continue to add and train additional sales and sales support staff and marketing personnel at these facilities and at offices we open in other markets throughout the United States, and will recognize the costs associated with the these additions before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance product included in this business is long-term care insurance that we underwrote. For the three months ended March 31, 2006, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $10.7 million, which accounted for 31.4% of our premiums, commissions and fees, excluding intercompany payments, in that period.

Beginning January 1, 2006, the Company ceased actively underwriting long-term care insurance policies. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability for future claims).

Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the three months ended March 31, 2006, our third-party administration business produced commissions and fees, excluding intercompany payments, of $4.1 million, which accounted for 12.1% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

Results of Operations

Consolidated Overview

The following table presents consolidated financial information for the quarters ended March 31, 2006 and March 31, 2005 for KMG America.

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Revenues:
Insurance premiums	$29,810.6	$26,197.6
Net investment income	7,206.1	6,652.8
Commission and fees	4,219.1	3,568.0
Net realized gains	211.1	27.6
Other income	986.5	791.6
Total revenues	42,433.4	37,237.6

Benefits and expenses:
Policyholder benefits	23,353.7	20,429.8
Commissions	2,981.3	2,666.2
General expenses	10,893.3	9,459.5
Taxes, licenses and fees	1,515.0	1,319.9
Depreciation and amortization	640.9	696.1
Amortization of DAC	1,178.1	1,085.1
Total benefits and expenses	40,562.3	35,656.6

Income before income taxes	1,871.1	1,581.0
Provision for income taxes	(634.9)	(561.0)

Net income	$1,236.2	$1,020.0
Benefits to premiums ratio(1)	78.3%	78.0%

(1)	The benefits to premiums ratio is equal to policyholder benefits (equal to incurred claims plus increases in policyholder active life reserves) divided by insurance premiums.

Consolidated Results of Operations by Business Segment

Note 8, Business Segments, of the Notes to Consolidated Financial Statements included in this report, which includes a summary of our statements of income and asset composition by reportable segment, is incorporated herein by reference.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Financial Results Overview

Net income for the quarter ended March 31, 2006, increased $0.2 million, or 20.0%, to $1.2 million from net income of $1.0 million for the quarter ended March 31, 2005. The increase in net income was primarily due to increases in premiums and net investment income, offset by increases in policyholder benefits and general expenses, all of which are described in greater detail below.

Revenues

Total revenues for the quarter ended March 31, 2006, increased $5.2 million, or 14.0%, to $42.4 million from total revenues of $37.2 million for the quarter ended March 31, 2005. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the quarter ended March 31, 2006				For the quarter ended March 31, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$9.4	$0.3	$—	$9.7	$3.8	$0.5	$—	$4.3	$5.6	$(0.2)	$—	$5.4
Renewal	11.3	13.9	—	25.2	11.4	13.5	—	24.9	(0.1)	0.4	—	0.3
Total	20.7	14.2	—	34.9	15.2	14.0	—	29.2	5.5	0.2	—	5.7
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	0.6	0.6	—	—	0.9	0.9	—	—	(0.3)	(0.3)
Total	—	—	0.6	0.6	—	—	0.9	0.9	—	—	(0.3)	(0.3)
Ceded
New	(1.9)	(0.2)	—	(2.1)	(0.3)	(0.3)	—	(0.6)	(1.6)	0.1	—	(1.5)
Renewal	(0.3)	(3.3)	0.0	(3.6)	(0.2)	(3.1)	—	(3.3)	(0.1)	(0.2)	0.1	(0.3)
Total	(2.2)	(3.5)	0.0	(5.7)	(0.5)	(3.4)	—	(3.9)	(1.7)	(0.1)	0.1	(1.8)
Net
New	7.5	0.1	—	7.6	3.5	0.2	—	3.7	4.0	(0.1)	—	3.9
Renewal	11.0	10.6	0.6	22.2	11.2	10.4	0.9	22.5	(0.2)	0.2	(0.3)	(0.3)
Total	$18.5	$10.7	$0.6	$29.8	$14.7	$10.6	$0.9	$26.2	$3.8	$0.1	$(0.3)	$3.6

Worksite net new premiums increased $4.0 million, or 114.3%, to $7.5 million for the quarter ended March 31, 2006, from $3.5 million for the quarter ended March 31, 2005, due to increased sales volumes. The primary driver of this increase was new excess risk premium generated by the new KMG America sales force, which represents $5.1 million of direct new premiums, offset by $1.7 million of ceded new premiums. New sales increased $0.4 million, or 12.9%, to $3.5 million for the quarter ended March 31, 2006, from $3.1 million for the quarter ended March 31, 2005. Net renewal premiums decreased $0.2 million or 1.8% as a result of a $0.3 million premium refund to policyholders generated by our decision to cancel a block of health business.

Senior market net new premiums, composed of long term care policies, decreased $0.1 million, or 50%, to $0.1 million for the quarter ended March 31, 2006, from $0.2 million for the quarter ended March 31, 2005 due to decreased sales volumes. New sales decreased $0.1 million, or 25%, to $0.3 million for the quarter ended March 31,

2006, from $0.4 million for the quarter ended March 31, 2005. Effective January 1, 2006, the Company ceased actively underwriting new long term care policies. Sales in the first quarter of 2006 result from business submitted prior to December 31, 2005 and issued in 2006. Net renewal premiums increased $0.2 million, or 1.9%, due to the increased amount of insurance in force created by prior year sales. This increase is reflected in both the direct renewal premiums and the ceded renewal premiums.

Acquired business premiums decreased $0.3 million, or 33.3%, to $0.6 million for the quarter ended March 31, 2006, from $0.9 million for the quarter ended March 31, 2005. We have not acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $0.5 million, or 7.5%, to $7.2 million for the quarter ended March 31, 2006, from $6.7 million for the quarter ended March 31, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the quarter ended March 31, 2006, occurred primarily as a result of investing in longer term securities in combination with higher interest rates in the latter part of 2005. Cash and invested assets on an amortized cost basis increased $1.8 million, or 0.3%, to $581.1 million as of March 31, 2006, from $579.3 million as of March 31, 2005. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 4.95% for the quarter ended March 31, 2006, compared to an average yield of 4.60% for the quarter ended March 31, 2005. This increase resulted from higher interest rates combined with the significantly lesser amount of assets held in cash during the quarter ended March 31, 2006.

Assets attributed to the senior segment continue to increase as a result of policy reserve increases in this segment, while assets attributed to the acquired segment continue to decline as this business lapses. There were no other significant asset shifts in the business segments.

Commission and Fee Income

Commission and fee income increased $0.6 million, or 16.7%, to $4.2 million for the quarter ended March 31, 2006, from $3.6 million for the quarter ended March 31, 2005. Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the quarter ended March 31, 2006, increased by $0.2 million to $0.2 million, from $0.0 million for the quarter ended March 31, 2005 due to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.2 million, or 25.0%, to $1.0 million for the quarter ended March 31, 2006, from $0.8 million for the quarter ended March 31, 2005, reflecting increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $4.9 million, or 13.8%, to $40.6 million for the quarter ended March 31, 2006, from $35.7 million for the quarter ended March 31, 2005. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Policyholder benefits increased $2.9 million, or 14.2%, to $23.3 million for the quarter ended March 31, 2006, from $20.4 million for the quarter ended March 31, 2005. This produced a benefits to premium ratio of 78.3% for the quarter ended March 31, 2006, compared to 78.0% for the quarter ended March 31, 2005.

Worksite marketing policyholder benefits increased $2.7 million, or 24.8%, to $13.6 million for the quarter ended March 31, 2006, from $10.9 million for the quarter ended March 31, 2005. This produced benefits to premium ratios of 73.5% for the quarter ended March 31, 2006, compared to 74.3% for the quarter ended March 31, 2005. The reduced ratio is driven by the increase in new premiums with more favorable benefit ratios. Senior market policyholder benefits increased $0.2 million, or 2.4%, to $8.5 million for the quarter ended March 31, 2006, from $8.3 million for the quarter ended March 31, 2005. This produced benefits to premium ratios of 80.0% for the quarter ended March 31, 2006, compared to 78.7% for the quarter ended March 31, 2005. The benefits to premium ratio increased primarily as a result of an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claim reserves.

Acquired business policyholder benefits were flat at $1.2 million both for the quarter ended March 31, 2006, and for the quarter ended March 31, 2005. This produced benefits to premium ratios of 194.4% for the quarter ended March 31, 2006, compared to 127.3% for the quarter ended March 31, 2005. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. The benefits to premium ratio increased as a result of a $0.3 million decrease in premiums while the benefits were level for the quarters ended March 31, 2006 and March 31, 2005.

Insurance Commissions

Commission expenses increased $0.3 million, or 11.1%, to $3.0 million for the quarter ended March 31, 2006, from $2.7 million for the quarter ended March 31, 2005. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred.

General Insurance Expenses

General insurance expenses increased $1.4 million, or 14.7%, to $10.9 million for the quarter ended March 31, 2006, from $9.5 million for the quarter ended March 31, 2005. The increased expenses for the quarter ended March 31, 2006 are primarily attributable to a $1.0 million increase in salaries due to the additional staff associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel. Also, there was the recognition of employee and director stock option and common stock expense of $0.3 million as a result of the adoption of SFAS123(R) Shared-Based Payment. We also incurred $0.2 million in defense costs related to the ReliaStar litigation and deferred compensation expenses of $0.2 million associated with the increase in market value of the deferred compensation plan assets. The deferred compensation expenses are directly offset with the realized gains of the same amount.

Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.2 million, or 15.4%, to $1.5 million for the quarter ended March 31, 2006, from $1.3 million for the quarter ended March 31, 2005. Employment taxes related to additional staffing are the primary driver of this increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $3.8 million and $3.4 million for the quarters ended March 31, 2006 and 2005, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) increased $0.1 million, or 9.1%, to $1.2 million for the quarter ended March 31, 2006, from $1.1 million for the quarter ended March 31, 2005, reflecting the increased deferrals described above.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments, non-deductible expenses and net operating loss carry forwards available. The effective income tax rates for the quarters ended March 31, 2006 and 2005 were 33.9% and 35.5%, respectively. The variations in these rates is due to the fact that a portion of our consolidated income for the quarter ended March 31, 2006 resulted from a subsidiary that has net operating loss carry forwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company. Conversely, in the first quarter of 2005, this subsidiary produced a loss without having the associated tax benefit, so the overall effective rate was higher than the statutory rate.

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

KMG America has outstanding debt of approximately $16.0 million because a portion of the purchase price for the Kanawha acquisition was paid in the form of a $15.0 million subordinated promissory note with a five-year term beginning on the closing date of the acquisition. Interest on the promissory note is accruing at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable. The terms of the promissory note limit KMG America’s and Kanawha’s ability to incur additional debt. The Company has the right to offset certain indemnification claims it may have against the former shareholders of Kanawha who hold the note against the amounts it owes under the note.

KMG America maintains a $2.0 million line of credit available to meet short-term cash flow needs. We are seeking to expand our available credit facilities in order to maximize financial flexibility and are considering adding leverage to our capital structure.

We have no current plans to make any other significant capital expenditures or acquisitions in 2006 or subsequent years. However, we plan to significantly expand outlays relating to marketing and sales activities over the next several years including outlays required to build a national sales organization, which is a key component of our strategy. These outlays will include expenses such as salaries and cash incentive compensation, employee benefits, occupancy and information technology expenses of additional sales personnel, advertising and marketing costs, consulting and recruiting. The execution of our business plan will require additional outlays associated with the development of a national insurance company including home office expenses for executive management and additional financial, actuarial and underwriting personnel, infrastructure development and back-office expenses, as well as costs associated with our being a public company.

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

 The table below shows the Company’s net cash flows in the indicated periods:

Net cash provided by (used in)	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Operating activities	$(651.8)	$1,643.5
Investing activities	(20,569.8)	(77,115.1)
Financing activities	0.0	0.0
Net change in cash	$(21,221.6)	$(75,471.6)

Cash Flows for the Quarters Ended March 31, 2006 and 2005. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums in excess of expenses and benefits paid while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

Other changes in cash flows for the quarters ended March 31, 2006 and March 31, 2005, are as follows:

We held approximately $32.6 million in cash and cash equivalents at December 31, 2005, primarily consisting of investments in short term commercial paper. We invested a significant portion of this in longer term securities in the first three months of 2006, resulting in the net cash outflow from investing activities of $20.6 million for the three months ended March 31, 2006. This produced a corresponding increase in invested assets.

Other assets increased by $3.0 million in the three months ended March 31, 2006 primarily as a result of claims reimbursements due from self funded Administrative Services Only (“ASO”) clients. These claims are not actually disbursed until receipt of these funds, so there is nothing at risk with these assets, and fluctuations from day to day are typical.

Accounts payable and accrued expenses decreased $0.4 million in the three months ended March 31, 2006, compared to a decrease of $0.6 million in the three months ended March 31, 2005 due to normal fluctuations.

As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Federal income tax recoverable remained constant from the December 31, 2005 balance. The deferred tax asset increased by $1.4 million and the deferred tax liability decreased by $2.2 million. The combination of these items resulted in a net decrease in tax liabilities of $3.6 million, inclusive of a decrease of $4.3 million related to the decrease in fair market value of invested assets.

Investments

The following table summarizes the unrealized gains and losses in our investment portfolio as of March 31, 2006.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at March 31, 2006:
U.S. Treasuries	$8,061,006	$0	$310,804	$7,750,202
U.S. Government Agencies	26,935,735	0	899,469	26,036,266
States and Political Subdivisions	14,196,014	0	480,900	13,715,114
Foreign Bonds	43,310,026	0	2,058,140	41,251,886
Corporate Bonds	214,991,626	62,336	10,246,813	204,807,149
Mortgage/Asset-Backed Securities	212,037,736	246,713	5,898,109	206,386,340
Preferred Stocks—Redeemable	6,469,834	0	321,601	6,148,233
Subtotal, Fixed Maturity Securities	526,001,977	309,049	20,215,836	506,095,190
Equity Securities	287,029	6,300	—	293,329
Securities Available For Sale	$526,289,006	$315,349	$20,215,836	$506,388,519

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

Changes in individual security values are monitored on a monthly basis in order to identify potential problem credits. In addition, pursuant to our impairment testing process, each month the portfolio holdings are reviewed with additional screening for securities whose market price is equal to 80% or less of their original purchase price. Management then makes an assessment as to which of these securities is other than temporarily impaired. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Each month the watch list is distributed to our investment committee and the outside investment managers, and discussions are held as needed in order to make any impairment decisions. Each quarter any security deemed to have been other than temporarily impaired is written down to its then current market value, with the amount of the write-down reflected in the statement of income for that quarter. Previously impaired issues are also monitored monthly, with additional write-downs taken quarterly if necessary.

The substantial majority of our unrealized losses at March 31, 2006, can be attributed to increases in interest rates that caused the value of the fixed income securities in our investment portfolio to decrease.

	Number of Issues	Aggregate Unrealized Loss	Aggregate Estimated Fair Value
		(in thousands)
Securities at a loss for 12 months or less	416	$(16,232.1)	$413,572.6
Securities at a loss for more than 12 months	116	$(3,983.7)	$67,261.3

Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized loss relative to cost and have concluded that these securities have not experienced any other than temporary impairment. Factors considered in making this evaluation included issue specific drivers of the decrease in price, near term prospects of the issuer, the length of time and degree of volatility of the depressed value, and the financial condition of the industry. Based on this review, no unrealized losses were considered to be other than temporary during the first quarter of 2006.

As a result of purchase accounting adjustments as required in connection with our acquisition of Kanawha as of December 31, 2004, the mark to market adjustments to the investment portfolio occurred at a time when very low market interest rates prevailed. Therefore, as interest rates rise, we would expect substantial unrealized investment losses. Due to the long range nature of our liabilities, the majority of these interest related unrealized losses are not expected to materialize into realized losses, and therefore should not have an adverse effect on our operations.

Reserves

The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	As of March 31, 2006	As of December 31, 2005
	(dollars in thousands)
Life and annuity reserves	$296,961.3	$299,454.2
Accident and health reserves	233,885.7	227,705.6
Policy and contract claims	12,764.7	10,008.3
Other policyholder liabilities	11,115.8	10,726.2
Total policy liabilities	$554,727.5	$547,894.3

Life and annuity reserves decreased by $2.5 million, or 0.8%, to $297.0 million as of March 31, 2006, from $299.5 million as of December 31, 2005. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999, and therefore represents a significant portion of the decrease in reserves for the three months ended March 31, 2006. Accident and health reserves increased by $6.2 million, or 2.7%, to $233.9 million as of March 31, 2006 from $227.7 million as of December 31, 2005. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care renewal premiums received. Policy and contract claims, which represent liabilities for actual claims reported and payable, increased by $2.8 million, or 28%, to $12.8 million as of March 31, 2006 from $10.0 million as of December 31, 2005. The majority of this increase represents claims reserves established for the new excess risk business sold in the last year . Although there are always fluctuations in policy and contract claim reserves from period to period, there were no other significant events or trends during the periods discussed in this paragraph that would produce any material changes in our claims reserves.

Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, increased by $0.4 million, or 3.7%, to $11.1 million as of March 31, 2006 from $10.7 million as of December 31, 2005.

The following table sets forth reinsurance recoverables by category as of the dated indicated:

	As of March 31, 2006	As of December 31, 2005
	(dollars in thousands)
Ceded future policyholder benefits and expense	$78,740.3	$77,086.6
Ceded claims and benefits payable	2,586.6	1,209.5
Reinsurance recoverables	$81,326.9	$78,296.1

Reinsurance recoverables increased by $3.0 million, or 3.8%, to $81.3 million as of March 31, 2006, from $78.3 million as of December 31, 2004. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care and excess risk business reinsured.

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this report have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reporting amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs and value of business acquired, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition. For more information about our critical accounting policies, please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect,” and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; fluctuations in demand; possible recessionary trends in the United States economy; governmental policies and regulations; interest rates; risks disclosed in Part I Item 1A to Annual Report of Form 10-K/A Amendment No. 1 for the year ended December 31, 2005; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure made in Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discuss certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of March 31, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Form Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our shareholders during the first quarter of 2006.

ITEM 6.	EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KMG AMERICA CORPORATION (Registrant)
Date: May 10, 2006	By:	/s/ Scott H. DeLong III
Date: May 10, 2006	By:	Name: Scott H. DeLong III Title: Senior Vice President & Chief Financial Officer (Principal Financial Officer) /s/ Robert E. Matthews
Name: Robert E. Matthews Title: Executive Vice President, Chief Financial Officer & Treasurer of Kanawha Insurance Company (Principal Accounting Officer)