Form 10-Q
period 2006-06-30
KMG America CORP
filed 2006-08-08
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                             to

Commission file number: 001-32377

KMG AMERICA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization) 12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota (Address of Registrant’s Principal Executive Offices)	20-1377270 (I.R.S. Employer Identification No.) 55343 (Zip Code)

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

Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes [ X] No

As of August 3, 2006, the number of shares of Common Stock outstanding was 22,206,703.

KMG AMERICA CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
Assets	(unaudited)
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $532,308,083 and $505,848,751 as of June 30, 2006 and December 31, 2005, respectively)	$503,065,095	$498,157,355
Equity securities available for sale, at fair value (cost of $261,456 and $286,809 as of June 30, 2006 and December 31, 2005, respectively)	261,756	286,809
Mortgage loans	15,410,080	17,606,746
Policy loans	19,132,648	21,803,430
Other investments	5,038,372	5,452,198
Total investments	542,907,951	543,306,538

Cash and cash equivalents	6,946,291	32,582,964
Reinsurance balances recoverable	86,664,938	78,296,057
Accrued investment income	6,051,043	5,917,136
Real estate and equipment (net of accumulated depreciation of $2,692,268 and $1,748,519 as of June 30, 2006 and December 31, 2005, respectively)	13,515,390	11,723,869
Federal income tax recoverable	5,111,539	5,111,539
Deferred income tax asset	6,505,992	6,015,462
Amounts due from reinsurers	4,309,101	2,284,343
Deferred policy acquisition costs	21,249,517	14,031,875
Value of business acquired	70,759,945	72,638,967
Other assets	30,675,040	25,456,319
Total assets	$794,696,747	$797,365,069

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$252,690,108	$299,454,172
Accident and health reserves	284,605,914	227,705,619
Policy and contract claims	12,442,897	10,008,352
Other policyholder liabilities	10,830,476	10,726,188
Total policy and contract liabilities	560,569,395	547,894,331

Accounts payable and accrued expenses	22,501,914	20,105,386
Taxes, other than federal income taxes	679,417	926,776
Deferred income taxes	7,164,853	13,061,136
Liability for benefits for employees and agents	5,239,606	5,667,297
Funds held in suspense	4,240,978	4,671,388
Long term notes payable	15,000,000	15,000,000
Interest payable on long term notes	1,167,483	773,733
Other liabilities	1,781,449	1,781,899
Total liabilities	618,345,095	609,881,946

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,206,703 and 22,125,998 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	222,067	221,260
Paid-in capital	189,333,718	188,223,636
Deferred stock based compensation	(933,579)	(450,703)
Retained earnings	6,737,210	4,483,979
Accumulated other comprehensive (loss)	(19,007,764)	(4,995,049)
Total shareholders’ equity	176,351,652	187,483,123
Total liabilities and shareholders’ equity	$794,696,747	$797,365,069

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Insurance premiums	$30,662,058	$26,816,789	$60,472,683	$53,014,349
Net investment income	7,619,113	6,800,767	14,825,180	13,453,552
Commission and fee income	4,117,494	3,670,691	8,336,609	7,238,739
Realized investment gains (losses)	(115,044)	18,382	96,064	45,962
Other income	922,347	978,330	1,908,880	1,769,977
Total revenues	43,205,968	38,284,959	85,639,416	75,522,579

Benefits and expenses:
Policyholder benefits	24,373,653	20,645,910	47,727,367	41,075,744
Insurance commissions, net of deferrals	2,923,991	2,376,158	5,905,276	5,042,325
General insurance expenses, net of deferrals	11,289,622	11,245,804	22,182,973	20,705,339
Insurance taxes, licenses and fees	1,292,320	1,130,309	2,807,372	2,450,226
Depreciation and amortization	630,494	728,223	1,271,359	1,424,284
Amortization of deferred policy acquisition costs and value of business acquired	1,155,242	1,214,349	2,333,343	2,299,504
Total benefits and expenses	41,665,322	37,340,753	82,227,690	72,997,422

Income before income taxes	1,540,646	944,206	3,411,726	2,525,157
Provision for income taxes	(523,612)	(230,995)	(1,158,495)	(791,948)
Net income	$1,017,034	$713,211	$2,253,231	$1,733,209
Net income per share:
Basic	$.05	$.03	$.10	$.08
Diluted	$.05	$.03	$.10	$.08
Weighted-average shares outstanding:
Basic	22,201,305	22,071,641	22,167,545	22,071,641
Diluted	22,217,635	22,071,641	22,197,249	22,106,419

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Operating activities
Net income	$2,253,231	$1,733,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,271,834	1,560,133
Policy acquisition costs deferred	(7,671,963)	(7,173,009)
Amortization of deferred policy
acquisition costs and value of business acquired	2,333,343	2,299,504
Realized investment (gains), net	(96,064)	(45,962)
Deferred income tax expense	1,158,495	2,057,747
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(8,368,881)	(2,114,093)
Accrued investment income	(133,907)	(892,492)
Federal income tax recoverable	—	(1.265,798)
Other assets	(5,218,721)	1,360,314
Amounts due from reinsurers	(2,024,758)	427,285
Policy and contract liabilities	12,675,064	6,678,053
Accounts payable and accrued expenses	2,396,528	471,242
Interest payable on long term notes	393,750	375,000
Stock-based compensation expense	628,013	—
Taxes, other than federal income taxes	(247,359)	(111,188)
Funds held in suspense	(430,410)	(1.048,740)
Liability for benefits for employees and agents	(427,691)	469,075
Other liabilities	(450)	294,426
Net cash provided by (used in) operating activities	(509,946)	5,074,706
Investing activities
Securities available for sale:
Sales	7,797,608	17,650,873
Maturities, calls and redemptions	18,739,103	132,245,521
Purchases	(53,795,616)	(261,738,990)
Repayments of mortgage loans	2,196,666	4,661,731
Decrease in policy loans, net	2,670,782	618,036
Sale of real estate and property and equipment	—	85,564
Purchases of real estate, property and equipment	(2,735,270)	(745,110)
Acquisition of the Predecessor, net of cash acquired	—	(160,000)
Net cash (used in) investing activities	(25,126,727)	(107,382,375)
Net (decrease) in cash and cash equivalents	(25,636,673)	(102,307,669)
Cash and cash equivalents at beginning of period	32,582,964	117,400,156
Cash and cash equivalents at end of period	$6,946,291	$15,092,487
Supplemental disclosures of cash flow information
Federal income taxes paid	$—	$—

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

The primary insurance products that the Company underwrites include: group and individual life insurance; group long term disability; group and individual short term disability; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. The Company ceased actively underwriting new long-term care insurance policies after December 31, 2005. The Company intends to retain and actively manage the Company's existing block of in force long-term care policies. The Company's third-party administration and medical management businesses include a wide array of services with the primary emphasis on the offering of administrative service-only products.

The Company's sales historically have been primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, but are now expanding nationwide. Sales are made through an internal sales force, full-time agents, general agents and brokers. Over time, the Company expects group lines of business to account for an increasing percentage of the Company's premium revenues.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Benefit reserves as reported continue to be shown after conversion to a GAAP purchase accounting basis. Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effect June 30, 2006, a change in methodology was implemented whereby the benefit reserves are now being developed directly on a purchase GAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed.

The change to seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 8 (Business Segments).

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

The Company had adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) through December 31, 2005. As permitted by the provisions of this Statement, the Predecessor accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations ("APB No. 25").

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six-months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $628,013, which consisted of share-based compensation expense related to director and employee stock options and common stock grants.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has used a Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income for the six months of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Income for the six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the period prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board (“FASB”), issued FSP (FASB Staff Position) FAS 115 -1 and 124 -1 – The Meaning of Other – Than- Temporary Impairment and its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses. FSP FAS 115 -1 replaces the impairment evaluation guidance of EITF 03 -1. EITF 03 -1’s disclosure requirements stay in effect. The guidance was effective for reporting periods beginning after December 15, 2005. At December 31, 2005 the Company followed the current guidance in place (EITF 03 -1) when assessing its portfolio for Other-Than-Temporary Impairments. The Company and its Investment Committee recognize the changes as a result of FSP FAS 115 -1 and have ensured adherence to the guidelines. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) enacted SFAS No. 123 (revised 2004) (“FAS 123 (revised 2004)”), Share-Based Payment, which replaces SFAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. FAS 123 (revised 2004) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of FAS 123 (revised 2004) are effective for reporting periods beginning December 31, 2005. The Company adopted FAS 123 (revised 2004) in the first quarter of 2006.

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP (FASB Staff Position) FAS 123(R) – Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R) requires the calculation of excess tax benefits available to absorb tax deficiencies (termed an additional paid-in-capital or “APIC” pool) recognized subsequent to the adoption of SFAS 123(R). Because most companies did not adopt the recognition provisions in SFAS 123 as is the case with our company, and instead opted for the disclosure-only approach, many companies concluded they do not have the information to comply with the transition requirements in SFAS 123R. Accordingly, the FASB adopted an elective short- cut approach when a company transitions to SFAS 123R. An entity that adopts SFAS 123(R) using either the modified retrospective method or modified prospective method may make a one time election to adopt the transition method described in FSP 123(R). The entity must follow the guidance for calculating the pool of excess tax benefits and the guidance related to reporting the cash flows. An entity is free to choose either approach to the calculation of excess tax benefits without having to justify the preferability of the election. The Company has evaluated the requirements under FAS 123(R) in tandem with FSP SFAS 123(R) and adopted the pronouncements as of January 1, 2006.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05 -1 (SOP 05 -1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05 -1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sale of Investments. SOP 05 -1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05 -1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 with earlier adoption encouraged. Retrospective application of SOP 05 -1 to previously issued financial statements is not permitted. The Company will evaluate whether adoption of this pronouncement impacts the Company’s consolidated financial condition and results of operations in 2006.

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 had no immediate impact on the Company’s consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.

3. Investments

Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses of investments in fixed maturity and equity securities are summarized in the following table.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at June 30, 2006:
Fixed maturity securities	$532,308,083	$215,280	$29,458,268	$503,065,095
Equity securities	261,456	300	—	261,756
Securities available for sale	$532,569,539	$215,580	$29,458,268	$503,326,851

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

5. Employee Benefits

Defined Benefit Retirement Plan

As of the dates indicated, the net periodic retirement benefit cost of the Company’s defined benefit pension plan for the quarters presented included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$47,778	$227,579	$95,556	$455,158
Interest cost	232,510	228,171	465,020	456,342
Expected return on plan assets	(309,641)	(207,384)	(619,282)	(414,768)
Amortization of transition liability	362	4,343	724	8,686
Recognized net actuarial loss	52,646	42,608	105,292	85,216
Net periodic benefit cost	$23,655	$295,317	$47,310	$590,634
Curtailment Expense	$—		$120,170

On January 31, 2006, the Company adopted two amendments to the defined benefit retirement plan that freeze participation in the plan and freeze accrual of any additional benefits under the plan. As of March 31, 2006, no new participants are allowed to enter the plan. Effective as of September 30, 2006, no additional benefits will accrue under the plan with respect to service after that date. As a result, final average earnings will be determined as of September 30, 2006, for all future benefit payments, and will not be adjusted for future changes in employee compensation.

The curtailment expense recognized during the three months ended March 31, 2006, as a result of the plan freeze was $120,170.

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

KMG America 2004 Equity Incentive Plan

SFAS 123 required the presentation of pro forma information as if the Company had accounted for its employee and director stock options granted after December 31, 1994, under the fair value method of that Statement.

The following is a reconciliation of reported net income and pro forma information as if the Company had adopted SFAS 123 for its employee and director stock option awards for the quarterly period presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income as reported	$713,211	$1,733,209
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards, net of related tax effects	(179,474)	(345,084)
Pro forma net income available to common stockholders	$533,737	$1,388,125
Net income per share-basic:
As reported	$0.03	$0.08
Pro forma	$0.02	$0.06
Net income per share-diluted:
As reported	$0.03	$0.08
Pro forma	$0.02	$0.06

The Company adopted SFAS 123(R) as of January 1, 2006. Below is the presentation of the Company's employee and director stock options and common stock grants under the fair value method.

Common Stock Grants

The activity related to the common stock grants is set forth below:
	Common Stock Grants Outstanding		Weighted Average Grant Date Fair Value Per Share of Common Stock Grants Outstanding
	Nonvested	Vested	Nonvested	Vested
Outstanding as of December 31, 2005	54,357	0	$8.86	$0
Granted	76,150	7,839	8.02	8.02
Forfeited	(3,284)	0	9.09	0
Outstanding as of June 30, 2006	127,223	7,839	$8.35	$8.02

Stock Options

Black-Scholes option-pricing model assumptions used:

Average Risk-free Interest Rate	4.55%
Expected Dividend Yield	—
Expected Volatility	20.0%
Expected Life (years)	5

The activity related to the stock options is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding as of December 31, 2005	1,413,750	$9.47
Granted	355,175	8.09
Exercised	0	0
Forfeited	(9,500)	8.97
Outstanding as of June 30, 2006	1,759,425	9.20	$4,301,456	8.86
Exercisable as of June 30, 2006	360,146	$9.52	$888,259	8.53

The following table sets forth share-based compensation and the related tax benefit:

Quarter Ended June 30, 2006
Total Share-Based Compensation
Included in income before income taxes	$628,013
Included in net income, net of tax effects	$408,208
Excess tax benefits related to options exercised	$0
Excess tax benefits related to share-based compensation(1)	$0

________________________

(1) Represents the tax benefit, recognized in additional paid-in-capital for stock options exercised.

As of June 30, 2006, there was $4,079,879 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

6. Comprehensive Income (Loss)

Total comprehensive income (loss) for the six months ended June 30, 2006 and 2005 was $(11,759,484) and $6,622,467, respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of $(14,012,715) and $4,889,258, respectively.

Total comprehensive income (loss) for the three months ended June 30, 2006 and 2005 was $(5,055,412) and $9,970,612, respectively. The difference between comprehensive income and net income for these periods was unrealized gains (losses) of $(6,072,446) and $9,257,401, respectively.

7. Commitments and Contingencies

On December 21, 2004, the Company entered into a $15.0 million five-year subordinated promissory note to fund a portion of the purchase price for the Kanawha acquisition. Interest on the promissory note accrues at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable. The terms of the promissory note limit the Company's and Kanawha's ability to incur additional debt. The Company has the right to offset certain indemnification claims it may have against the former shareholders of Kanawha who hold the note against the amounts it owes under the note.

In April 2006, when reviewing the reinsurance coverage applicable to a whole life insurance policy that was acquired by Kanawha in 1999 and for which a notice of death claim has been made, the Company discovered what appeared to be an error on the part of the reinsurer in the calculation of the premiums that the reinsurer billed and that Kanawha paid over the past several years. Upon further investigation, the Company discovered what appears to be at least one other such error by the same reinsurer in billing the premiums with respect to the reinsurance of another in force life insurance policy. The Company is still in the process of investigating these matters and has not yet determined the exact amount of additional premium payments that Kanawha may owe to the reinsurer, but the Company estimates that the total amount of additional premiums owing is approximately $850,000.

The Company believes it is entitled to be indemnified for any such additional premiums relating to the period prior to the closing of the Kanawha acquisition by the former shareholders of Kanawha pursuant to the terms of the stock purchase agreement that the Company entered into with these former shareholders in connection with the Company’s purchase of the outstanding capital stock of Kanawha in December 2004. The Company has the right under the stock purchase agreement, subject to certain conditions and limitations, to offset indemnity claims it has against the amount owing by the Company under the $15 million promissory note described above. The Company has notified the representatives of the former Kanawha shareholders of its claim for indemnification for any premiums owing to the reinsurer of the life insurance policies described above relating to the period prior to the closing of the Company’s acquisition of Kanawha. The parties are still in the process of settling the indemnification claim pending the Company’s final determination of the exact amount of additional premiums that are owed to the re-insurer.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”), both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore and Gibb are officers of KMG America and former employees of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On August 9, 2005, a hearing was held before the court to consider plaintiffs’ motion for a temporary injunction and on August 26, 2005, the court issued a ruling denying plaintiffs’ motion. Since that date, plaintiffs have filed a notice of appeal of the court’s ruling with the Minnesota Court of Appeals and oral argument was held on June 13, 2006. The Company believes the allegations are without merit and intends to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations; however, defense costs may be significant and have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

During the quarter ended June 30, 2006, the Company finalized the calculation of seriatim PGAAP reserve factors and implemented the use of such factors. While the implementation of seriatim PGAAP factors did not change total reserves of the Company, it did result in a reallocation of reserves among the worksite insurance, senior market insurance and acquired business segments. This reallocation has been reflected in the second quarter results of the affected segments.

The result of the reallocation of reserves between business segments was to strengthen reserves by $ 37.5 million in the senior market insurance business segment. This was offset by a reduction in reserves of $ 31.2 million in the acquired business segment and $ 6.3 million in the worksite segment. No material effect to overall policy reserves or to earnings resulted from the reallocation. Subsequent reserve adequacy testing of policy reserves by segment indicates that the resulting alignment of reserves is sufficient in each segment.

This reallocation of reserves between the business segments does impact the comparability of the current quarter reported policyholder benefits and the resulting reported benefit ratios by segment.

The following represents a summary of the Company’s statements of income and asset composition by reportable segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Worksite Insurance Business
Insurance premiums	$19,326,163	$15,028,220	$37,832,719	$29,686,247
Net investment income	1,763,532	1,603,114	3,358,540	3,384,901
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	49,941	40,284	96,223	89,721
Total revenues	21,139,636	16,671,618	41,287,483	33,160,869
Policyholder benefits	7,405,312	10,660,526	21,000,147	21,550,651
Commissions	1,563,226	800,830	3,084,044	1,878,480
Expenses, taxes, fees and depreciation	4,460,388	4,197,333	8,684,010	7,752,949
Amortization of DAC and VOBA	525,981	894,374	1,304,183	1,714,380
Total benefits and expenses	13,954,907	16,553,063	34,072,384	32,896,460
(Loss) income before Federal income tax	$7,184,729	$118,555	$7,215,099	$264,409
Total assets	$163,926,424	$167,166,152	$163,926,424	$167,166,152
Senior Market Insurance Business
Insurance premiums	$10,705,500	$11,127,642	$21,380,120	$21,728,702
Net investment income	1,565,634	1,137,109	2,977,247	2,148,565
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	759,930	799,210	1,569,005	1,456,572
Total revenues	13,031,064	13,063,961	25,926,372	25,333,839
Policyholder benefits	46,762,345	9,176,168	55,297,567	17,521,093
Commissions	1,269,647	1,472,196	2,636,456	2,961,361
Expenses, taxes, fees and depreciation	733,915	987,224	1,499,074	2,126,544
Amortization of DAC	503,996	425,264	976,110	795,702
Total benefits and expenses	49,269,903	12,060,852	60,409,207	23,404,700
(Loss) before Federal income tax	$(36,238,839)	$1,003,109	$(34,482,835)	$1,929,139
Total assets	$249,677,460	$177,146,500	$249,677,460	$177,146,500

Third Party Administration Business
Insurance premiums	$—	$—	$—	—
Net investment income	—	—	—	—
Commissions and fees	4,025,624	3,582,421	8,159,341	7,065,808
Net realized gains	—	—	—	—
Other income	—	—	—	862
Total revenues	4,025,624	3,582,421	8,159,341	7,066,670
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,448,153	3,260,842	6,951,309	6,467,168
Amortization of DAC	—	—	—	—
Total benefits and expenses	3,448,153	3,260,842	6,951,309	6,467,168
Income before Federal income tax	577,471	$321,579	$1,208,032	$599,502
Total assets	$10,141,646	$8,303,823	$10,141,646	$8,303,823

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Acquired Business
Insurance premiums	$630,395	$660,927	$1,259,845	$1,599,400
Net investment income	2,106,105	1,915,773	4,086,761	3,978,389
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	23,221	18,331	39,022	31,712
Total revenues	2,759,721	2,595,031	5,385,628	5,609,501
Policyholder benefits	(29,794,003)	809,216	(28,570,346)	2,004,000
Commissions	91,118	103,132	184,776	202,484
Expenses, taxes, fees and depreciation	593,502	666,985	1,201,476	1,371,614
Amortization of DAC and VOBA	125,265	(105,289)	53,050	(210,578)
Total benefits and expenses	(28,984,118)	1,474,044	(27,131,044)	3,367,520
Income before Federal income tax	$31,743,839	$1,120,987	$32,516,672	$2,241,981
Total assets	$164,916,856	$209,619,560	$164,916,856	$209,619,560
Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	2,183,841	2,144,771	4,402,631	3,941,697
Commissions and fees	91,871	88,270	177,268	172,931
Net realized gains (losses)	(115,044)	18,382	96,064	45,962
Other income	89,255	120,505	204,629	191,110
Total revenues	2,249,923	2,371,928	4,880,592	4,351,700
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,976,478	3,991,952	7,925,835	6,861,574
Amortization of DAC	—	—	—	—
Total benefits and expenses	3,976,478	3,991,952	7,925,835	6,861,574
(Loss) before Federal income tax	$(1,726,555)	$(1,620,024)	$(3,045,243)	$(2,509,874)
Total assets	$206,034,361	$227,293,718	$206,034,361	$227,293,718

Total Company
Insurance premiums	$30,662,058	$26,816,789	$60,472,683	53,014,349
Net investment income	7,619,113	6,800,767	14,825,180	13,453,552
Commissions and fees	4,117,494	3,670,691	8,336,609	7,238,739
Net realized gains (losses)	(115,044)	18,382	96,064	45,962
Other income	922,347	978,330	1,908,880	1,769,977
Total revenues	43,205,968	38,284,959	85,639,416	75,522,579
Policyholder benefits	24,373,653	20,645,910	47,727,367	41,075,744
Commissions	2,923,991	2,376,158	5,905,276	5,042,325
Expenses, taxes, fees and depreciation	13,212,436	13,104,336	26,261,704	24,579,849
Amortization of DAC	1,155,242	1,214,349	2,333,343	2,299,504
Total benefits and expenses	41,665,322	37,340,753	82,227,690	72,997,422
Income before Federal income tax	1,540,646	$944,206	$3,411,726	$2,525,157
Total assets	$794,696,747	$789,529,753	$794,696,747	$789,529,753

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

KMG America is a holding company incorporated under the laws of the Commonwealth of Virginia on January 21, 2004. We commenced our operations shortly before we completed our initial public offering of common stock on December 21, 2004, and our shares trade on the New York Stock Exchange under the symbol “KMA.” Concurrently with the completion of our initial public offering, we completed our acquisition of Kanawha and its subsidiaries, which are our primary operating subsidiaries and which underwrite and sell life and health insurance products which historically have been marketed primarily in the southeastern United States, but are now actively marketed nationwide.

Worksite insurance business. Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees which have been historically marketed primarily in the southeastern United States but are now actively marketed nationwide. The primary insurance products that we underwrite include: group and individual life insurance; group long term disability; group and individual short term disability; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. For the six months ended June 30, 2006, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $37.8 million, which accounted for 55.0% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products. Through December 31, 2005, we opened regional sales offices in Boston, Massachusetts; Tampa, Florida; Chicago, Illinois; New York, New York; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; Irvine (a Los Angeles suburb), San Diego and San Francisco, California; and Minneapolis, Minnesota. Since January 1, 2006, we opened regional sales offices in Cincinnati, Ohio; Denver, Colorado; and Phoenix, Arizona. While we expect to continue to add and train additional sales and sales support staff and marketing personnel at these facilities and at offices we open in other markets throughout the United States, we have decided for the remainder of 2006 to limit hiring and maintain 20-22 sales representatives until we see margin improvement in the market. We will recognize the costs associated with the new worksite distribution organization before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance product included in this business is long-term care insurance that we underwrote. For the six months ended June 30, 2006, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $21.4 million, which accounted for 31.1% of our premiums, commissions and fees, excluding intercompany payments, in that period.

Beginning January 1, 2006, the Company ceased actively underwriting long-term care insurance policies. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability for future claims).

Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the six months ended June 30, 2006, our third-party administration business produced commissions and fees, excluding intercompany payments, of $8.2 million, which accounted for 11.9% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

Results of Operations

Consolidated Overview

The following table presents consolidated financial information for the three and six months ended June 30, 2006 and June 30, 2005 for KMG America.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Revenues:
Insurance premiums	$30,662	$26,817	$60,473	$53,014
Net investment income	7,619	6,801	14,825	13,454
Commission and fees	4,118	3,671	8,336	7,239
Net realized gains (losses)	(115)	18	96	46
Other income	922	978	1,909	1,770
Total revenues	43,206	38,285	85,639	75,523
Benefits and expenses:
Policyholder benefits	24,374	20,646	47,728	41,076
Commissions	2,924	2,376	5,905	5,042
General expenses	11,290	11,246	22,183	20,706
Taxes, licenses and fees	1,292	1,130	2,807	2,450
Depreciation and amortization	630	728	1,271	1,424
Amortization of DAC and VOBA	1,155	1,215	2,333	2,300
Total benefits and expenses	41,665	37,341	82,227	72,998
Income before income taxes	1,541	944	3,412	2,525
Provision for income taxes	(524)	(231)	(1,159)	(792)
Net income	$1,017	$713	$2,253	$1,733
Benefits to premiums ratio(1)	79.5%	77.0%	78.9%	77.5%

(1)	The benefits to premiums ratio is equal to policyholder benefits (equal to incurred claims plus increases in policyholder active life reserves) divided by insurance premiums.

Consolidated Results of Operations by Business Segment

Note 8, Business Segments, of the Notes to Consolidated Financial Statements included in this report, which includes a summary of our statements of income and asset composition by reportable segment, is incorporated herein by reference.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Financial Results Overview

Net income for the six months ended June 30, 2006, increased $0.5 million, or 30.0%, to $2.2 million from net income of $1.7 million for the six months ended June 30, 2005. The increase in net income was primarily due to increases in premiums and net investment income, offset by increases in policyholder benefits and general expenses, all of which are described in greater detail below.

Revenues

Total revenues for the six months ended June 30, 2006, increased $10.1 million, or 13.4%, to $85.6 million from total revenues of $75.5 million for the six months ended June 30, 2005. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the six months ended June 30, 2006				For the six months ended June 30, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$19.9	$0.5	$—	$20.4	$7.8	$1.0	—	$8.8	$12.1	$(0.5)	$—	$11.6
Renewal	22.6	28.0	—	50.6	22.8	27.6	—	50.4	(0.2)	0.4	—	0.2
Total	42.5	28.5	—	71.0	30.6	28.6	—	59.2	11.9	(0.1)	—	11.8
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	1.3	1.3	—	—	1.6	1.6	—	—	(0.3)	(0.3)
Total	—	—	1.3	1.3	—	—	1.6	1.6	—	—	(0.3)	(0.3)
Ceded
New	(4.1)	(0.3)	—	(4.4)	(0.4)	(0.5)	—	(0.9)	(3.7)	0.2	—	(3.5)
Renewal	(0.6)	(6.8)	—	(7.4)	(0.5)	(6.4)	—	(6.9)	(0.1)	(0.4)	—	(0.5)
Total	(4.7)	(7.1)	—	(11.8)	(0.9)	(6.9)	—	(7.8)	(3.8)	(0.2)	—	(4.0)
Net
New	15.8	0.2	—	16.0	7.4	0.5	—	7.9	8.4	(0.3)	—	8.1
Renewal	22.0	21.2	1.3	44.5	22.3	21.2	1.6	45.1	(0.3)	—	(0.3)	(0.6)
Total	$37.8	$21.4	$1.3	$60.5	$29.7	$21.7	$1.6	$53.0	$8.1	$(0.3)	$(0.3)	$7.5

Worksite net new premiums increased $8.4 million, or 113.5%, to $15.8 million for the six months ended June 30, 2006, from $7.4 million for the six months ended June 30, 2005, due to increased sales volumes. The primary driver of this increase was new excess risk premium generated by the new KMG America sales force, which represents $10.7 million of direct new premiums, offset by $3.6 million of ceded new premiums. New sales increased $1.8 million, or 29.5%, to $7.9 million for the six months ended June 30, 2006, from $6.1 million for the six months ended June 30, 2005. Net renewal premiums decreased $0.3 million or 1.3% as a result of a $0.3 million premium refund to policyholders generated by our decision to cancel a block of health business.

Senior market net new premiums, composed of long term care policies, decreased $0.3 million, or 60.0%, to $0.2 million for the six months ended June 30, 2006, from $0.5 million for the six months ended June 30, 2005 due to decreased sales volumes. New sales decreased $0.6 million, or 66.7%, to $0.3 million for the six months ended June 30, 2006, from $0.9 million for the six months ended June 30, 2005. Effective January 1, 2006, the Company ceased actively underwriting new long term care policies. Sales in the first quarter of 2006 result from business submitted prior to December 31, 2005 and issued in 2006. Net renewal premiums were flat year over year at $21.2 million. This business represents the insurance in force created by prior year sales.

Acquired business premiums decreased $0.3 million, or 18.8%, to $1.3 million for the six months ended June 30, 2006, from $1.6 million for the six months ended June 30, 2005. We have not acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $1.4 million, or 10.4%, to $14.8 million for the six months ended June 30, 2006, from $13.4 million for the six months ended June 30, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the six months ended June 30, 2006, occurred primarily as a result of investing in longer term securities in combination with higher interest rates in 2006. Cash and invested assets on an amortized cost basis decreased $2.7 million, or 0.5%, to $579.1 million as of June 30, 2006, from $581.8 million as of June 30, 2005. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 5.10% for the six months ended June 30, 2006, compared to an average yield of 4.64% for the six months ended June 30, 2005. This increase resulted from higher interest rates combined with the significantly lesser amount of assets held in cash during the six months ended June 30, 2006.

Net investment income is allocated to our various business segments on a pro rata basis based on the invested assets attributed to the business segment. Assets attributed to the senior market insurance segment continue to increase as a result of policy reserve increases in this segment, while assets attributed to the acquired segment continue to decline as this business lapses. In addition, the reallocation of reserves has a corresponding reallocation of attributed assets between business segments. This balance sheet impact is further discussed in Note 8 (Business Segments).

Commission and Fee Income

Commission and fee income increased $1.1 million, or 15.3%, to $8.3 million for the six months ended June 30, 2006, from $7.2 million for the six months ended June 30, 2005. Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the six months ended June 30, 2006, increased by $0.1 million to $0.1 million, from $0.0 million for the six months ended June 30, 2005 due to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.1 million, or 5.6%, to $1.9 million for the six months ended June 30, 2006, from $1.8 million for the six months ended June 30, 2005, reflecting increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $9.2 million, or 12.6%, to $82.2 million for the six months ended June 30, 2006, from $73.0 million for the six months ended June 30, 2005. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Benefit reserves as reported continue to be shown after conversion to a GAAP purchase accounting basis. Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effect June 30, 2006, a change in methodology was implemented whereby the benefit reserves are now being developed directly on a purchase GAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed.

The change to seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 8 (Business Segments).

Policyholder benefits increased $6.6 million, or 16.1%, to $47.7 million for the six months ended June 30, 2006, from $41.1 million for the six months ended June 30, 2005. This produced a benefits to premium ratio of 78.9% for the six months ended June 30, 2006, compared to 77.5% for the six months ended June 30, 2005.

Worksite marketing policyholder benefits decreased $0.6 million, or 3.1%, to $21.0 million for the six months ended June 30, 2006, from $21.6 million for the six months ended June 30, 2005. This produced deflated benefits to premium ratios of 55.5% for the six months ended June 30, 2006, compared to 72.6% for the six months ended June 30, 2005. The reduced ratio is driven by the current period conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $6.3 million coupled with an increase in new premiums with more favorable benefit ratios. The six months ended June 30, 2006 benefits to premium ratio adjusted would be 72.0% without the reserve conversion impact.

Senior market policyholder benefits increased $37.8 million, or 216%, to $55.3 million for the six months ended June 30, 2006, from $17.5 million for the six months ended June 30, 2005. This produced inflated benefits to premium ratios of 258.6% for the six months ended June 30, 2006, compared to 80.6% for the six months ended June 30, 2005. The benefits to premium ratio increased primarily as a result of the current period conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in increased benefits of $37.5 million, coupled with an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claim reserves. The six months ended June 30, 2006 benefits to premium ratio adjusted would be 83.3% without the reserve conversion impact.

Acquired business policyholder benefits decreased $30.6 million, to $(28.6) million for the six months ended June 30, 2006, from $2.0 million for the six months ended June 30, 2005. This produced skewed benefits to premium ratios of (2267.8%) for the six months ended June 30, 2006, compared to 125.3% for the six months ended June 30, 2005.The benefits to premium ratio decreased primarily as the result of the current period conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $31.2 million coupled with the fact that these benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. The six months ended June 30, 2006 benefits to premium ratio adjusted would be 211.5% without the reserve conversion impact.

Insurance Commissions

Commission expenses increased $0.9 million, or 18.0%, to $5.9 million for the six months ended June 30, 2006, from $5.0 million for the six months ended June 30, 2005. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of excess risk products.

General Insurance Expenses

General insurance expenses increased $1.5 million, or 7.2%, to $22.2 million for the six months ended June 30, 2006, from $20.7 million for the six months ended June 30, 2005. The increased expenses for the six months ended June 30, 2006 are primarily attributable to a $1.7 million increase in salaries due to the additional staff associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel. Also, there was the recognition of employee and director stock option and common stock expense of $0.6 million as a result of the adoption of SFAS123(R) Shared-Based Payment. We also incurred $0.6 million in defense costs related to the ReliaStar litigation.

Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.4 million, or 16.7%, to $2.8 million for the six months ended June 30, 2006, from $2.4 million for the six months ended June 30, 2005. Employment taxes related to additional staffing represents approximately half of the increase, and additional premium taxes due to increased premiums represents the other half of the increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $7.7 million and $7.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was flat year over year at $2.3 million, for the six months ended June 30, 2006, and for the six months ended June 30, 2005.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments, non-deductible expenses and net operating loss carry forwards available. The effective income tax rates for the six months ended June 30, 2006 and 2005 were 33.9% and 31.4%, respectively. The variations in these rates is due to the fact that portions of our consolidated income for the six months ended June 30, 2006 and June 30, 2005 resulted from a subsidiary that has net operating loss carry forwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company. The variation in the overall consolidated rate between periods is driven by the levels of the subsidiary's contribution to total income.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Financial Results Overview

Net income for the three months ended June 30, 2006, increased $0.3 million, or 42.9%, to $1.0 million from net income of $0.7 million for the three months ended June 30, 2005. The increase in net income was primarily due to increases in premiums and net investment income, offset by increases in policyholder benefits and general expenses, all of which are described in greater detail below.

Revenues

Total revenues for the three months ended June 30, 2006, increased $4.9 million, or 12.8%, to $43.2 million from total revenues of $38.3 million for the three months ended June 30, 2005. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the six months ended June 30, 2006				For the six months ended June 30, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$10.5	$0.2	$—	$10.7	$4.0	$0.5	$—	$4.5	$6.5	$(0.3)	$—	$6.2
Renewal	11.3	14.1	—	25.4	11.5	14.0	—	25.4	(0.1)	0.1	—	—
Total	21.8	14.3	—	36.1	15.4	14.5	—	29.9	6.4	(0.2)	—	6.2
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	—	—	0.7	0.7	—	—	0.7	0.7	—	—	—	—
Total	—	—	0.7	0.7	—	—	0.7	0.7	—	—	—	—
Ceded
New	(2.2)	(0.1)	—	(2.3)	(0.1)	(0.2)	—	(0.3)	(2.1)	0.1	—	(2.0)
Renewal	(0.3)	(3.5)	(0.1)	(3.9)	(0.3)	(3.2)	—	(3.5)	—	(0.3)	(0.1)	(0.4)
Total	(2.5)	(3.6)	(0.1)	(6.2)	(0.4)	(3.4)	—	(3.8)	(2.1)	(0.2)	(0.1)	(2.4)
Net
New	8.3	0.1	—	8.4	3.9	0.3	—	4.2	4.4	(0.2)	—	4.2
Renewal	11.0	10.6	0.6	22.2	11.1	10.8	0.7	22.6	(0.1)	(0.2)	(0.1)	(0.4)
Total	$19.3	$10.7	$0.6	$30.6	$15.0	$11.1	$0.7	$26.8	$4.3	$(0.4)	$(0.1)	$3.8

Worksite net new premiums increased $4.4 million, or 112.8%, to $8.3 million for the three months ended June 30, 2006, from $3.9 million for the three months ended June 30, 2005, due to increased sales volumes. The primary driver of this increase was new excess risk premium generated by the new KMG America sales force, which represents $5.6 million of direct new premiums, offset by $1.9 million of ceded new premiums. New sales increased $1.4 million, or 46.7%, to $4.4 million for the three months ended June 30, 2006, from $3.0 million for the three months ended June 30, 2005. Net renewal premiums decreased $0.1 million or 0.9%.

Senior market net new premiums, composed of long term care policies, decreased $0.2 million, or 66.7%, to $0.1 million for the three months ended June 30, 2006, from $0.3 million for the three months ended June 30, 2005 due to decreased sales volumes. New sales decreased $0.5 million, or 100.0%, to $0.0 million for the three months ended June 30, 2006, from $0.5 million for the three months ended June 30, 2005. Effective January 1, 2006, the Company ceased actively underwriting new long term care policies. Net renewal premiums decreased $0.2 million, or 1.9%, due to increases in ceded renewal premiums of $0.3 million.

Acquired business premiums decreased $0.1 million, or 14.3%, to $0.6 million for the three months ended June 30, 2006, from $0.7 million for the three months ended June 30, 2005. We have not acquired any blocks of business since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $0.8 million, or 11.8%, to $7.6 million for the three months ended June 30, 2006, from $6.8 million for the three months ended June 30, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the three months ended June 30, 2006, occurred primarily as a result of investing in longer term securities in combination with higher interest rates in 2006. Cash and invested assets on an amortized cost basis decreased $2.7 million, or 0.5%, to $579.1 million as of June 30, 2006, from $581.8 million as of June 30, 2005. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 5.25% for the three months ended June 30, 2006, compared to an average yield of 4.69% for the three months ended June 30, 2005. This increase resulted from higher interest rates combined with the significantly lesser amount of assets held in cash during the quarter ended June 30, 2006.

Net investment income is allocated to our various business segments on a pro rata basis based on the invested assets attributed to the business segment. Assets attributed to the senior segment continue to increase as a result of policy reserve increases in this segment, while assets attributed to the acquired segment continue to decline as this business lapses. In addition, the reallocation of reserves has a corresponding reallocation of attributed assets between business segments. This balance sheet impact is further discussed in Note 8 (Business Segments).

Commission and Fee Income

Commission and fee income increased $0.4 million, 10.8%, to $4.1 million for the three months ended June 30, 2006, from $3.7 million for the three months ended June 30, 2005. Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment loss for the three months ended June 30, 2006, increased by $0.1 million to $0.1 million, from $0.0 million for the three months ended June 30, 2005 due to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income decreased $0.1 million, or 10.0%, to $0.9 million for the three months ended June 30, 2006, from $1.0 million for the three months ended June 30, 2005, reflecting decreased commission and expense allowances from reinsurance companies generated from renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $4.4 million, or 11.8%, to $41.7 million for the three months ended June 30, 2006, from $37.3 million for the three months ended June 30, 2005. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Benefit reserves as reported continue to be shown after conversion to a GAAP purchase accounting basis. Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a change in methodology was implemented whereby the benefit reserves are now being developed directly on a purchase GAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed.

The change to seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 8 (Business Segments).

Policyholder benefits increased $3.8 million, or 18.4%, to $24.4 million for the three months ended June 30, 2006, from $20.6 million for the three months ended June 30, 2005. This produced a benefits to premium ratio of 79.5% for the three months ended June 30, 2006, compared to 77.0% for the three months ended June 30, 2005.

Worksite marketing policyholder benefits decreased $3.3 million, or 30.8%, to $7.4 million for the three months ended June 30, 2006, from $10.7 million for the three months ended June 30, 2005. This produced deflated benefits to premium ratios of 38.3% for the three months ended June 30, 2006, compared to 70.9% for the three months ended June 30, 2005. The reduced ratio is driven by the current period conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $6.3 million coupled with an increase in new premiums with more favorable benefit ratios. The three months ended June 30, 2006 benefits to premium ratio adjusted would be 70.7% without the reserve conversion impact.

Senior market policyholder benefits increased $37.6 million, or 408.7%, to $46.8 million for the three months ended June 30, 2006, from $9.2 million for the three months ended June 30, 2005. This produced inflated benefits to premium ratios of 436.8% for the three months ended June 30, 2006, compared to 82.5% for the three months ended June 30, 2005. The benefits to premium ratio increased primarily as a result of the current period conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in increased benefits of $37.5 million coupled with an increase in open active claims due to an increase in the number of policies in force and the aging of our policyholders, which resulted in increases in actual claims paid and additional claim reserves. The three months ended June 30, 2006 benefits to premium ratio adjusted would be 86.6% without the reserve conversion impact.

Acquired business policyholder benefits decreased $30.6 million, or 3,781.8%, to $(29.8) million for the three months ended June 30, 2006, from $0.8 million for the three months ended June 30, 2005. This produced skewed benefits to premium ratios of (4,726.2)% for the three months ended June 30, 2006, compared to 122.4% for the three months ended June 30, 2005. The benefits to premium ratio decreased primarily as the result of the current period conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $31.2 million coupled with the fact that these benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. The benefits to premium ratio adjusted would be 228.6% without the reserve conversion impact. The increased ratio excluding the reserve conversion is attributed to increases in claims in our acquired individual accident and health insurance policies combined with a large life insurance claim.

Insurance Commissions

Commission expenses increased $0.5 million, or 20.8%, to $2.9 million for the three months ended June 30, 2006, from $2.4 million for the three months ended June 30, 2005. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of excess risk products.

General Insurance Expenses

General insurance expenses were essentially flat at $11.3 million for both the three months ended June 30, 2006, and for the three months ended June 30, 2005.

Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.2 million, or 18.2%, to $1.3 million for the three months ended June 30, 2006, from $1.1 million for the three months ended June 30, 2005. Employment taxes related to additional staffing and premium taxes related to additional premiums are the primary drivers of this increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $3.9 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) were flat at $1.2 million, for the three months ended June 30, 2006 and for the three months ended June 30, 2005 .

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments, non-deductible expenses and net operating loss carry forwards available. The effective income tax rates for the three months ended June 30, 2006 and 2005 were 34.0% and 24.5%, respectively. The variations in these rates is due to the fact that a portion of our consolidated income for the three months ended June 30, 2006 and June 30, 2005 resulted from a subsidiary that has net operating loss carry forwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company. The variation in the overall consolidated rate between periods is driven by the levels of the subsidiary's contribution to total income.

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

KMG America has outstanding debt of approximately $16.2 million because a portion of the purchase price for the Kanawha acquisition was paid in the form of a $15.0 million subordinated promissory note with a five-year term beginning on the closing date of the acquisition. Interest on the promissory note is accruing at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time approximately $19.1 million of principal and accrued interest will be due and payable. The terms of the promissory note limit KMG America’s and Kanawha’s ability to incur additional debt. The Company has the right to offset certain indemnification claims it may have against the former shareholders of Kanawha who hold the note against the amounts it owes under the note.

The first three paragraphs of Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which include a discussion of certain indemnity claims that may be offset against the note, is incorporated herein by reference. KMG America maintains a $2.0 million line of credit available to meet short-term cash flow needs. We are seeking to expand our available credit facilities in order to maximize financial flexibility and are considering adding leverage to our capital structure.

While our primary focus is organic growth of our existing businesses by expanding our product and marketing capabilities, we do evaluate opportunities to grow through strategic alliances and acquisitions of blocks of business and/or companies that are compatible with our core businesses. If such opportunities arise, we may make significant capital expenditures or acquisitions in 2006 or subsequent years. However, our primary focus is on significantly expanding outlays relating to marketing and sales activities over the next several years including outlays required to build a national sales organization, which is a key component of our strategy. These outlays will include expenses such as salaries and cash incentive compensation, employee benefits, occupancy and information technology expenses of additional sales personnel, advertising and marketing costs, consulting and recruiting. The execution of our business plan will require additional outlays associated with the development of a national insurance company including home office expenses for executive management and additional financial, actuarial and underwriting personnel, infrastructure development and back-office expenses, as well as costs associated with our being a public company.

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

The table below shows the Company’s net cash flows in the indicated periods:

	For the Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$(509.9)	$5,074.7
Investing activities	(25,126.7)	(107,382.4)
Financing activities	—	—
Net change in cash	$(25,636.6)	$(102,307.7)

Cash Flows for the Quarters Ended June 30, 2006 and 2005. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

Other changes in cash flows for the six months ended June 30, 2006 and June 30, 2005, are as follows:

We held approximately $32.6 million in cash and cash equivalents at December 31, 2005, primarily consisting of investments in short term commercial paper. We invested a significant portion of this in longer term securities in the first six months of 2006, resulting in the net cash outflow from investing activities of $25.1 million for the six months ended June 30, 2006. This produced a corresponding increase in invested assets.

Other assets increased by $5.2 million in the six months ended June 30, 2006 primarily as a result of claims reimbursements due from self funded Administrative Services Only (“ASO”) clients. These claims are not actually disbursed until receipt of these funds, so there is nothing at risk with these assets, and fluctuations from day to day are typical.

Accounts payable and accrued expenses increased $2.4 million in the six months ended June 30, 2006, compared to an increase of $0.5 million in the six months ended June 30, 2005. The increase is due to a securities payable of $1.4 million caused by a trade settlement timing difference, and a $1.5 million increase in the long term reinsurance payable to one of our reinsurance assumed clients.

As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Federal income tax recoverable remained constant from the December 31, 2005 balance. The deferred tax asset increased by $0.5 million and the deferred tax liability decreased by $5.9 million. The combination of these items resulted in a net decrease in tax liabilities of $6.4 million, inclusive of a decrease of $7.5 million related to the decrease in fair market value of invested assets.

Investments

The following table summarizes the unrealized gains and losses in our investment portfolio as of June 30, 2006.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at June 30, 2006:
U.S. Treasury Securities	$8,031,351	$0	$383,884	$7,647,467
U.S. Government Agency Securities	26,869,668	0	1,327,848	25,541,820
States and Political Subdivision Securities	14,137,766	33,066	690,549	13,480,283
Foreign Bonds	46,630,578	14,800	3,407,387	43,237,991
Corporate Bonds	224,958,806	85,367	15,065,705	209,978,468
Mortgage/Asset-Backed Securities	209,150,243	82,047	8,419,884	200,812,406
Preferred Stocks—Redeemable	2,529,671	0	163,011	2,366,660
Subtotal, Fixed Maturity Securities	532,308,083	215,280	29,458,268	503,065,095
Equity Securities	261,456	300	0	261,756
Securities Available For Sale	$532,569,539	$215,580	$29,458,268	$503,326,851

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

The substantial majority of our unrealized losses at June 30, 2006, can be attributed to increases in interest rates that caused the value of the fixed income securities in our investment portfolio to decrease.

	Number of Issues	Aggregate Unrealized Loss	Aggregated Estimated Fair Value
	(in thousands)
Securities at a loss for 12 months or less	411	$(24,519.7)	$400,860.7
Securities at a loss for more than 12 months	136	$(4,938.6)	$86,914.7

Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized loss relative to cost and have concluded that these securities have not experienced any other than temporary impairment. Factors considered in making this evaluation included issue specific drivers of the decrease in price, near term prospects of the issuer, the length of time and degree of volatility of the depressed value, and the financial condition of the industry. Based on this review, no unrealized losses were considered to be other than temporary during the first six months of 2006.

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

Reserves

The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	As of June 30, 2006	As of December 31, 2005
	(dollars in thousands)
Life and annuity reserves	$252,690.1	$299,454.2
Accident and health reserves	284,605.9	227,705.6
Policy and contract claims	12,442.9	10,008.3
Other policyholder liabilities	10,830.5	10,726.2
Total policy liabilities	$560,569.4	$547,894.3

Life and annuity reserves decreased by $46.8 million, or 15.6%, to $252.7 million as of June 30, 2006 from $299.5 million as of December 31, 2005. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999, and therefore represents a significant portion of the decrease in reserves for the six months ended June 30, 2006 as well the finalization of the conversion to Purchase GAAP seriatim reserves (refer to Note 8 – Business Segments, incorporated herein by reference for further explanation). Accident and health reserves increased by $56.9 million, or 25.0%, to $284.6 million as of June 30, 2006 from $227.7 million as of December 31, 2005. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care renewal premiums received as well as the current period finalization of the conversion to Purchase GAAP seriatim reserves (refer to Note 8 – Business Segments, of the Notes to Consolidated Financial Statements included in this report, which is incorporated herein by reference).

Policy and contract claims, which represent liabilities for actual claims reported and payable, increased by $2.4 million, or 24.0%, to $12.4 million as of June 30, 2006 from $10.0 million as of December 31, 2005. The majority of this increase represents claims reserves established for the new excess risk business sold in the last year. Although there are always fluctuations in policy and contract claim reserves from period to period, there were no other significant events or trends during the periods discussed in this paragraph that would produce any material changes in our claims reserves.

Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, increased by $0.1 million, or 0.9%, to $10.8 million as of June 30, 2006 from $10.7 million as of December 31, 2005.

The following table sets forth reinsurance recoverables by category as of the dated indicated:

	As of June 30, 2006	As of December 31, 2005
	(dollars in thousands)
Ceded future policyholder benefits and expense	$83,151.3	$77,086.6
Ceded claims and benefits payable	3,513.6	1,209.5
Reinsurance recoverables	$86,664.9	$78,296.1

Reinsurance recoverables increased by $8.4 million, or 10.7%, to $86.7 million as of June 30, 2006, from $78.3 million as of December 31, 2004. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care and excess risk business reinsured.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure made in the fourth and fifth paragraphs of Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discuss certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of June 30, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of the shareholders on April 18, 2006, the shareholders voted upon nominees for election to the Board of Directors as Class II directors to serve three year terms expiring at the 2009 annual meeting of shareholders. Each of the two nominees was elected. The following is a summary of the votes cast:

	Number of Shares For	Number of Shares Withheld
James J. Ritchie	19,120,847	1,953,287
Scott H. DeLong III	17,536,854	3,537,280

There were no abstentions or broker non-votes.

Additionally, the shareholders voted upon an amendment to the KMG America Corporation 2004 Equity Incentive Plan to add 1,000,000 shares of Common Stock to the Plan. The amendment was approved. The following is a summary of the votes cast:

Number of Shares For	Number of Shares Withheld
13,917,260	3,094,230

There were 203,183 abstentions and no broker non-votes.

ITEM 6.   EXHIBITS

10.01

KMG America Corporation 2004 Equity Incentive Plan, as amended on April 18, 2006 (filed as Exhibit 10.01 to the registrant's current report on Form 8-K, filed with the SEC on April 21, 2006, and incorporated herein by reference).

10.02	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.02 to the registrant's current report on Form 8-K, filed with the SEC on April 21, 2006, and incorporated herein by reference).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KMG AMERICA CORPORATION (Registrant)
Date: August 8, 2006	By:	/s/ Scott H. DeLong III
Date: August 8, 2006	By:	Name: Scott H. DeLong III Title: Senior Vice President & Chief Financial Officer (Principal Financial Officer) /s/ Robert E. Matthews
Name: Robert E. Matthews Title: Executive Vice President, Chief Financial Officer & Treasurer of Kanawha Insurance Company (Principal Accounting Officer)