Form 10-Q
period 2006-09-30
KMG America CORP
filed 2006-11-08
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, the number of shares of Common Stock outstanding was 22,208,943.

KMG AMERICA CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

ITEM NO.	PAGE NO.
PART 1. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 (UNAUDITED) and DECEMBER 31, 2005	1
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005	3
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4. CONTROLS AND PROCEDURES	33
PART II. OTHER INFORMATION	34
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	34
ITEM 6. EXHIBITS	34
SIGNATURES	35

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
Assets	(unaudited)
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $537,620,068 and $505,848,751 as of September 30, 2006 and December 31, 2005, respectively)	$525,636,212	$498,157,355
Equity securities available for sale, at fair value (cost of $246,560 and $286,809 as of September 30, 2006 and December 31, 2005, respectively)	245,659	286,809
Mortgage loans	14,420,048	17,606,746
Policy loans	19,103,496	21,803,430
Other investments	5,225,779	5,452,198
Total investments	564,631,194	543,306,538

Cash and cash equivalents	11,270,716	32,582,964
Reinsurance balances recoverable	88,039,777	78,296,057
Accrued investment income	6,421,710	5,917,136
Real estate and equipment (net of accumulated depreciation of $3,161,850 and $ 1,748,519 as of September 30, 2006 and December 31, 2005, respectively)	14,245,863	11,723,869
Federal income tax recoverable	5,111,539	5,111,539
Deferred income tax asset	6,659,463	6,015,462
Amounts due from reinsurers	2,425,180	2,284,343
Deferred policy acquisition costs	24,547,849	14,031,875
Value of business acquired	70,794,368	72,638,967
Other assets	27,765,077	25,456,319
Total assets	$821,912,736	$797,365,069

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$254,290,117	$299,454,172
Accident and health reserves	290,671,925	227,705,619
Policy and contract claims	12,150,224	10,008,352
Other policyholder liabilities	10,750,224	10,726,188
Total policy and contract liabilities	567,862,490	547,894,331

Accounts payable and accrued expenses	22,351,953	20,105,386
Taxes, other than federal income taxes	1,029,270	926,776
Deferred income taxes	14,404,166	13,061,136
Liability for benefits for employees and agents	5,522,654	5,667,297
Funds held in suspense	3,997,810	4,671,388
Long term notes payable	13,520,167	15,000,000
Interest payable on long term notes	1,343,394	773,733
Other liabilities	1,913,973	1,781,899
Total liabilities	631,945,877	609,881,946

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,209,093 and 22,125,998 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	222,091	221,260
Paid-in capital	189,632,103	188,223,636
Deferred stock based compensation	(860,132)	(450,703)
Retained earnings	8,762,889	4,483,979
Accumulated other comprehensive (loss)	(7,790,092)	(4,995,049)
Total shareholders’ equity	189,966,859	187,483,123
Total liabilities and shareholders’ equity	$821,912,736	$797,365,069

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Insurance premiums	$34,235,437	$26,422,849	$94,708,120	$79,437,198
Net investment income	7,452,344	7,088,996	22,277,524	20,542,548
Commission and fee income	4,017,003	3,773,422	12,353,612	11,012,161
Realized investment gains	6,789	278,153	102,853	324,115
Other income	1,274,941	1,199,521	3,183,821	2,969,498
Total revenues	46,986,514	38,762,941	132,625,930	114,285,520

Benefits and expenses:
Policyholder benefits	26,185,612	21,890,367	73,912,980	62,966,111
Insurance commissions, net of deferrals	3,246,059	2,239,283	9,151,335	7,281,608
General insurance expenses, net of deferrals	10,836,365	10,258,446	33,019,337	30,963,785
Insurance taxes, licenses and fees	1,288,532	1,193,176	4,095,905	3,643,402
Depreciation and amortization	633,920	746,506	1,905,279	2,170,790
Amortization of deferred policy acquisition costs and value of business acquired	1,681,208	462,539	4,014,551	2,762,043
Total benefits and expenses	43,871,696	36,790,317	126,099,387	109,787,739

Income before income taxes	3,114,818	1,972,624	6,526,543	4,497,781
Provision for income taxes	(1,089,138)	(634,178)	(2,247,633)	(1,426,126)
Net income	$2,025,680	$1,338,446	$4,278,910	$3,071,655
Net income per share:
Basic	$0.09	$0.06	$0.19	$0.14
Diluted	$0.09	$0.06	$0.19	$0.14
Weighted-average shares outstanding:
Basic	22,206,893	22,090,273	22,180,730	22,077,950
Diluted	22,207,981	22,093,854	22,198,708	22,083,674

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Operating activities
Net income	$4,278,910	$3,071,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,442,627	2,882,842
Policy acquisition costs deferred and value of business acquired	(12,685,925)	(11,225,417)
Amortization of deferred policy acquisition costs and value of business acquired	4,014,550	2,762,043
Realized investment (gains), net	(102,853)	(324,115)
Deferred income tax expense	2,204,053	2,664,603
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(9,743,720)	(4,619,475)
Accrued investment income	(504,574)	(350,249)
Federal income tax recoverable	—	(1,238,477)
Other assets	(2,308,758)	3,507,470
Amounts due from reinsurers	(140,837)	(293,742)
Policy and contract liabilities	19,968,159	12,153,946
Accounts payable and accrued expenses	2,246,567	14,094,252
Long term notes payable	(1,479,833)	—
Interest payable on long term notes	569,661	562,500
Stock-based compensation expense	999,868	10,375
Taxes, other than federal income taxes	102,494	78,760
Funds held in suspense	(673,578)	(1,462,977)
Liability for benefits for employees and agents	(144,643)	780,915
Other liabilities	132,074	124,116
Net cash provided by operating activities	10,174,242	23,179,025
Investing activities
Securities available for sale:
Sales	21,265,460	46,310,947
Maturities, calls and redemptions	25,181,535	266,272,077
Purchases	(79,884,792)	(438,788,713)
Repayments of mortgage loans	3,186,698	5,323,355
Decrease in policy loans, net	2,699,934	726,592
Sale of real estate and property and equipment	—	85,564
Purchases of real estate, property and equipment	(3,935,325)	(2,725,113)
Acquisition of the Predecessor, net of cash acquired	—	(160,000)
Net cash (used in) investing activities	(31,486,490)	(122,955,291)
Net (decrease) in cash and cash equivalents	(21,312,248)	(99,776,266)
Cash and cash equivalents at beginning of period	32,582,964	117,400,156
Cash and cash equivalents at end of period	$11,270,716	$17,623,890
Supplemental disclosures of cash flow information
Federal income taxes paid	$43,582	$—

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

Effective September 1, 2006, KMG America’s subsidiaries Kanawha and Kanawha Healthcare Solutions entered into a reinsurance and administrative arrangement with Columbian Life Insurance Company (“CLIC”) and Columbian Mutual Life Insurance Company (“CMLIC”). CLIC and CMLIC are affiliates of each other. Under the arrangement, which is subject to state approvals, Kanawha reinsures 100% of the risk of a block of voluntary term life insurance policies and universal life insurance policies from CLIC and CMLIC. Kanawha HealthCare Solutions, Inc. will assume responsibility for the administration of these policies. As part of the transaction, CLIC and CMLIC also assigned key trademarks to Kanawha for these insurance policies and their marketing brand, “UNIQ Benefit Solutions”.

This transaction is expected to enhance KMG America’s presence in the voluntary term life market, create access to additional distribution and is expected to favorably impact the financial results.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The amortization of value of business acquired is recognized using amortization schedules established at the time of the acquisitions based upon expected annual premium, and, in some cases, expected future earnings. Certain of these amortization results include actual to expected adjustments to reflect policy or premium persistency as it emerges. The value of business acquired for premium paying policies is amortized in proportion to future expected premiums. The value of business acquired for policies paid up as of the acquisition date is amortized in proportion to expected future earnings.

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

Benefit reserves as reported continue to be shown after conversion to a GAAP purchase accounting basis (“PGAAP”). Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a refinement in methodology was implemented whereby the benefit reserves are now being developed directly on a purchase GAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed. The refinement of the methodology to use seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 8 (Business Segments).

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $999,868, which consisted of share-based compensation expense related to director and employee stock options and common stock grants.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has used a Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income for the nine months of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Income for the nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the period prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS No. 158 are effective for the Company’s year-ending December 31, 2006. The Company is still in the process of evaluating the impact that SFAS No. 158 will have on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”), issued Interpretation (“FIN”) No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial statements.

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP (FASB Staff Position) FAS 123(R) – Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R) requires the calculation of excess tax benefits available to absorb tax deficiencies (termed an additional paid-in-capital or “APIC” pool) recognized subsequent to the adoption of SFAS 123(R). Because most companies did not adopt the recognition provisions in SFAS 123 as is the case with the Company, and instead opted for the disclosure-only approach, many companies concluded they do not have the information to comply with the transition requirements in SFAS 123R. Accordingly, the FASB adopted an elective short- cut approach when a company transitions to SFAS 123R. An entity that adopts SFAS 123(R) using either the modified retrospective method or modified prospective method may make a one time election to adopt the transition method described in FSP 123(R). The entity must follow the guidance for calculating the pool of excess tax benefits and the guidance related to reporting the cash flows. An entity is free to choose either approach to the calculation of excess tax benefits without having to justify the preferability of the election. The Company has evaluated the requirements under FAS 123(R) in tandem with FSP SFAS 123(R) and adopted the pronouncements as of January 1, 2006.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at September 30, 2006:
Fixed maturity securities	$537,620,068	$1,624,824	$13,608,680	$525,636,212
Equity securities	246,560	—	901	245,659
Securities available for sale	$537,866,628	$1,624,824	$13,609,581	$525,881,871

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

5. Employee Benefits

Defined Benefit Retirement Plan

As of the dates indicated, the net periodic retirement benefit cost of the Company’s defined benefit pension plan for the quarters presented included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$47,778	$227,579	$143,334	$682,737
Interest cost	232,510	228,171	697,530	684,513
Expected return on plan assets	(309,641)	(207,384)	(928,923)	(622,152)
Amortization of transition liability	362	4,343	1,086	13,029
Recognized net actuarial loss	52,646	42,608	157,938	127,824
Net periodic benefit cost	$23,655	$295,317	$70,965	$885,951
Curtailment Expense	$—		$120,170

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

The Company approved amendments to the defined contribution plan increasing the Company’s match of salary deferral contributions. Effective as of October 1, 2006, the Company will match 100% of the first 3% of salary deferral contributions that a participant contributes to the plan and 50% of the next 2% of salary deferral contributions a participant contributes to the plan. Effective January 1, 2007, participants will be 100% vested in all matching contributions made by the Company to the plan on and after that date. Also effective January 1, 2007, the Company will make non-matching contributions to the accounts of plan participants who are actively employed with the Company and meet certain age and service requirements as of January 1, 2007.  The contributions will be equal to the amount of the eligible plan participant’s earned salary and bonus in the calendar year for which the contribution is made, multiplied by the percentage in the table below corresponding to that participant’s age as of January 1, 2007:

Age 45-49:	1.5%
Age 50-54:	2.75%
Age 55+:	4.0%

The initial contributions will be made in January 2008, and annually thereafter.  The contributions vest immediately after being made.

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

The following is a reconciliation of reported net income and pro forma information as if the Company had adopted SFAS 123 for its employee and director stock option awards for the quarterly period presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income as reported	$1,338,446	$3,071,655
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards, net of related tax effects	(181,661)	(526,745)
Pro forma net income available to common stockholders	$1,156,785	$2,544,910
Net income per share-basic:
As reported	$0.06	$0.14
Pro forma	$0.05	$0.12
Net income per share-diluted:
As reported	$0.06	$0.14
Pro forma	$0.05	$0.12

The Company adopted SFAS 123(R) as of January 1, 2006. Below is the presentation of the Company's employee and director stock options and common stock grants under the fair value method.

Common Stock Grants
The activity related to the common stock grants is set forth below:
	Common Stock Grants Outstanding		Weighted Average Grant Date Fair Value Per Share of Common Stock Grants Outstanding
	Nonvested	Vested	Nonvested	Vested
Outstanding as of December 31, 2005	54,357	0	$8.86	$0
Granted	76,150	10,779	8.02	7.86
Vested	(8,534)	8,534	8.83	8.83
Forfeited	(3,834)	0	9.06	0
Outstanding as of September 30, 2006	118,139	19,313	$8.30	8.40

Stock Options

Black-Scholes option-pricing model assumptions used:

Average Risk-free Interest Rate	5.05%
Expected Dividend Yield	—
Expected Volatility	20.0%
Expected Life (years)	5

The activity related to the stock options is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding as of December 31, 2005	1,413,750	$9.47
Granted	385,175	8.04
Exercised	0	0
Forfeited	(11,750)	8.97
Outstanding as of September 30, 2006	1,787,175	9.17	$4,358,663	8.63
Exercisable as of September 30, 2006	369,521	$9.49	$909,132	8.30

The following table sets forth share-based compensation and the related tax benefit:

Quarter Ended September 30, 2006
Total Share-Based Compensation
Included in income before income taxes	$999,868
Included in net income, net of tax effects	$649,914
Excess tax benefits related to options exercised	$0
Excess tax benefits related to share-based compensation(1)	$0

________________________

(1) Represents the tax benefit, recognized in additional paid-in-capital for stock options exercised.

As of September 30, 2006, there was $3,518,624 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

6. Comprehensive Income (Loss)

Total comprehensive income (loss) for the nine months ended September 30, 2006 and 2005 was $1,483,867 and $(24,584), respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of $(2,795,043) and $(3,096,239), respectively.

Total comprehensive income (loss) for the three months ended September 30, 2006 and 2005 was $13,243,352 and $(6,647,050), respectively. The difference between comprehensive income and net income for these periods was unrealized gains (losses) of $11,217,672 and $(7,985,497), respectively.

7. Commitments and Contingencies

On December 21, 2004, the Company entered into a $15.0 million five-year subordinated promissory note to fund a portion of the purchase price for the Kanawha acquisition. Interest on the promissory note accrues at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time principal and accrued interest will be due and payable. The terms of the promissory note limit the Company's and Kanawha's ability to incur additional debt. The Company has the right to offset certain indemnification claims it may have against the former shareholders of Kanawha who hold the note against the amounts it owes under the note.

Pursuant to the terms of the stock purchase agreement the Company entered into with the former shareholders of Kanawha in connection with the Company’s purchase of the outstanding capital stock of Kanawha in December 2004, and the terms of the promissory note, the Company asserted five indemnification claims against the former shareholders of Kanawha relating to the period prior to the closing of the Kanawha acquisition. The five claims made by the Company sought indemnification for: (i) workers compensation premiums owed by Kanawha for the 2003-2004 coverage period; (ii) a sales tax assessment made by the South Carolina Department of Revenue against Kanawha; (iii) an overstatement of Kanawha’s invested asset valuation; (iv) unpaid reinsurance premiums owed by Kanawha; and (v) premium refunds paid by Kanawha as a result of a cancelled block of insurance policies.

Under the terms of the promissory note, the Company has offset the amount of these claims, totaling $1.5 million, against the amounts it owes under the note. As a result of this offset, approximately $17.4 million of principal and accrued interest will be due on the note at its maturity.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”), both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore and Gibb are officers of KMG America and former employees of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On August 9, 2005, a hearing was held before the court to consider plaintiffs’ motion for a temporary injunction and on August 26, 2005, the court issued a ruling denying plaintiffs’ motion. Since that date, plaintiffs filed a notice of appeal of the court’s ruling with the Minnesota Court of Appeals and oral argument was held on June 13, 2006. On September 5, 2006, the Minnesota Court of Appeals issued a ruling affirming the district court’s denial of plaintiff’s motion for a temporary injunction. The Company believes the allegations are without merit and intends to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company has been advised by the insurance carrier for its primary directors and officers insurance policy that the insurance carrier will, subject to the terms, conditions and limitations of the insurance policy, reimburse the Company for a significant portion of future defense costs and potential damages, losses and liabilities resulting from this litigation. The Company also has received partial reimbursement under the insurance policy for defense costs incurred to date. As a result, the Company expects that the ongoing defense cost reimbursements and reimbursements of any damages, losses or liabilities under the directors and officers insurance policy should reduce the risk that future defense costs and any damages, losses or liabilities may have a material adverse effect on the Company’s future consolidated financial position or results of operations.

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

The senior market insurance business consists primarily of the Company’s in-force block of long-term care insurance policies that the Company actively manages, including the right to receive renewal premiums and liability for future claims. The Company ceased actively underwriting long-term care insurance policies after December 31, 2005.

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

During the quarter ended June 30, 2006, the Company implemented the use of seriatim PGAAP reserve factors. While the implementation of seriatim PGAAP factors did not change total reserves of the Company, it did result in a reallocation of reserves among the worksite insurance, senior market insurance and acquired business segments. This reallocation has been reflected in the second quarter results of the affected segments.

The result of the reallocation of reserves between business segments was to strengthen reserves by $37.5 million in the senior market insurance business segment. This was offset by a reduction in reserves of $31.2 million in the acquired business segment and $6.3 million in the worksite segment. No material effect to overall policy reserves or to earnings resulted from the reallocation. Subsequent reserve adequacy testing of policy reserves by segment indicates that the resulting alignment of reserves is sufficient in each segment.

This reallocation of reserves between the business segments does impact the comparability of the current quarter reported policyholder benefits and the resulting reported benefit ratios by segment.

The following represents a summary of the Company’s statements of income and asset composition by reportable segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Worksite Insurance Business
Insurance premiums	$23,703,164	$15,105,546	$61,535,883	$44,791,793
Net investment income	1,868,419	1,537,580	5,226,959	4,922,481
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	41,139	39,898	137,363	129,619
Total revenues	25,612,722	16,683,024	66,900,205	49,843,893
Policyholder benefits	17,043,732	11,501,803	38,043,879	33,052,454
Commissions	1,902,554	847,974	4,986,597	2,726,454
Expenses, taxes, fees and depreciation	4,281,888	4,043,392	12,965,899	11,796,341
Amortization of DAC and VOBA	1,138,631	1,112,928	2,442,814	2,827,308
Total benefits and expenses	24,366,805	17,506,097	58,439,189	50,402,557
(Loss) income before Federal income tax	$1,245,917	$(823,073)	$8,461,016	$(558,664)
Total assets	$167,949,426	$167,106,744	$167,949,426	$167,106,744
Senior Market Insurance Business
Insurance premiums	$9,901,357	$10,376,261	$31,281,477	$32,104,963
Net investment income	2,367,286	1,195,795	5,344,533	3,344,360
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	825,885	731,410	2,394,890	2,187,982
Total revenues	13,094,528	12,303,466	39,020,900	37,637,305
Policyholder benefits	7,432,374	8,845,120	62,729,941	26,366,213
Commissions	1,252,339	1,294,005	3,888,795	4,255,366
Expenses, taxes, fees and depreciation	714,831	1,098,722	2,213,905	3,225,266
Amortization of DAC and VOBA	648,242	(392,462)	1,624,352	403,240
Total benefits and expenses	10,047,786	10,845,385	70,456,993	34,250,085
(Loss) before Federal income tax	$3,046,742	$1,458,081	$(31,436,093)	$3,387,220
Total assets	$255,012,640	$185,674,997	$255,012,640	$185,674,997

Third Party Administration Business
Insurance premiums	$—	$—	$—	—
Net investment income	—	—	—	—
Commissions and fees	3,923,545	3,695,647	12,082,886	10,761,455
Net realized gains	—	—	—	—
Other income	504	573	504	1,435
Total revenues	3,924,049	3,696,220	12,083,390	10,762,890
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,529,628	3,130,480	10,480,937	9,597,648
Amortization of DAC and VOBA	—	3—	—	—
Total benefits and expenses	3,529,628	3,130,480	10,480,937	9,597,648
Income before Federal income tax	$394,421	$565,740	$1,602,453	$1,165,242
Total assets	$6,689,366	$10,326,878	$6,689,366	$10,326,878

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Acquired Business
Insurance premiums	$630,916	$941,042	$1,890,761	$2,540,442
Net investment income	1,979,339	1,865,737	6,066,100	5,844,126
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	15,836	19,655	54,858	51,367
Total revenues	2,626,091	2,826,434	8,011,719	8,435,935
Policyholder benefits	1,709,506	1,543,444	(26,860,840)	3,547,444
Commissions	91,166	97,304	275,943	299,788
Expenses, taxes, fees and depreciation	594,523	674,650	1,795,998	2,046,264
Amortization of DAC and VOBA	(105,665)	(257,927)	(52,615)	(468,505)
Total benefits and expenses	2,289,530	2,057,471	(24,841,514)	5,424,991
Income before Federal income tax	$336,561	$768,963	$32,853,233	$3,010,944
Total assets	$163,274,384	$207,228,787	$163,274,384	$207,228,787
Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	1,237,299	2,489,884	5,639,931	6,431,581
Commissions and fees	93,458	77,775	270,726	250,706
Net realized gains	6,791	278,153	102,853	324,115
Other income	391,575	407,985	596,205	599,095
Total revenues	1,729,123	3,253,797	6,609,715	7,605,497
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,637,946	3,250,884	11,563,780	10,112,458
Amortization of DAC and VOBA	—	—	—	—
Total benefits and expenses	3,637,946	3,250,884	11,563,780	10,112,458
(Loss) before Federal income tax	$(1,908,823)	$2,913	$(4,954,065)	$(2,506,961)
Total assets	$228,986,920	$231,785,624	$228,986,920	$231,785,624

Total Company
Insurance premiums	$34,235,437	$26,422,849	$94,708,120	$79,437,198
Net investment income	7,452,344	7,088,996	22,277,524	20,542,548
Commissions and fees	4,017,003	3,773,422	12,353,612	11,012,161
Net realized gains	6,789	278,153	102,853	324,115
Other income	1,274,941	1,199,521	3,183,821	2,969,498
Total revenues	46.986,514	38,762,941	132,625,930	114,285,520
Policyholder benefits	26,185,612	21,890,367	73,912,980	62,966,111
Commissions	3,246,059	2,239,283	9,151,335	7,281,608
Expenses, taxes, fees and depreciation	12,758,817	12,198,128	39,020,521	36,777,977
Amortization of DAC and VOBA	1,681,208	462,539	4,014,551	2,762,043
Total benefits and expenses	43,871,696	36,790,317	126,099,387	109,787,739
Income before Federal income tax	3,114,818	$1,972,624	$6,526,543	$4,497,781
Total assets	$821,912,736	$802,123,030	$821,912,736	$802,123,030

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

Worksite insurance business. Our worksite insurance business is a provider of voluntary life and health insurance products to employers and their employees which have been historically marketed primarily in the southeastern United States but are now actively marketed nationwide. The primary insurance products that we underwrite include: group and individual life insurance; group long term disability; group and individual short term disability; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. For the nine months ended September 30, 2006, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $61.5 million, which accounted for 57.5% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which will add a new set of employer-paid life insurance, disability and health products to our existing voluntary products. Through December 31, 2005, we opened regional sales offices in Boston, Massachusetts; Tampa, Florida; Chicago, Illinois; New York, New York; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; Irvine (a Los Angeles suburb), San Diego and San Francisco, California; and Minneapolis, Minnesota. Since January 1, 2006, we opened regional sales offices in Cincinnati, Ohio; Denver, Colorado; and Phoenix, Arizona. While we expect to continue to add and train additional sales and sales support staff and marketing personnel at these facilities and at offices we open in other markets throughout the United States, we have decided for the remainder of 2006 to limit hiring and maintain 21 sales representatives until we see margin improvement in the market. We will recognize the costs associated with the new worksite distribution organization before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance product included in this business is long-term care insurance that we underwrote. For the nine months ended September 30, 2006, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $31.3 million, which accounted for 29.2% of our premiums, commissions and fees, excluding intercompany payments, in that period.

Beginning January 1, 2006, the Company ceased actively underwriting long-term care insurance policies. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability for future claims).

Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the nine months ended September 30, 2006, our third-party administration business produced commissions and fees, excluding intercompany payments, of $12.1 million, which accounted for 11.3% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

Results of Operations

Consolidated Overview

The following table presents consolidated financial information for the three and nine months ended September 30, 2006 and September 30, 2005 for KMG America.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Revenues:
Insurance premiums	$34,236	$26,423	$94,708	$79,438
Net investment income	7,452	7,089	22,277	20,542
Commission and fees	4,017	3,773	12,354	11,012
Net realized gains (losses)	7	278	103	324
Other income	1,275	1,200	3,184	2,970
Total revenues	46,987	38,763	132,626	114,286
Benefits and expenses:
Policyholder benefits	26,186	21,890	73,913	62,966
Commissions	3,246	2,239	9,151	7,282
General expenses	10,836	10,259	33,019	30,964
Taxes, licenses and fees	1,289	1,193	4,096	3,643
Depreciation and amortization	634	747	1,905	2,171
Amortization of DAC and VOBA	1,681	463	4,015	2,762
Total benefits and expenses	43,872	36,791	126,099	109,788
Income before income taxes	3,115	1,972	6,527	4,498
Provision for income taxes	(1,089)	(634)	(2,248)	(1,426)
Net income	$2,026	$1,338	$4,279	$3,072
Benefits to premiums ratio(1)	76.5%	82.8%	78.0%	79.3%

(1)	The benefits to premiums ratio is equal to policyholder benefits (equal to incurred claims plus increases in policyholder active life reserves) divided by insurance premiums.

Consolidated Results of Operations by Business Segment

Note 8, Business Segments, of the Notes to Consolidated Financial Statements included in this report, which includes a summary of our statements of income and asset composition by reportable segment, is incorporated herein by reference.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Financial Results Overview

Net income for the nine months ended September 30, 2006, increased $1.2 million, or 38.7%, to $4.3 million from net income of $3.1 million for the nine months ended September 30, 2005. The increase in net income was primarily due to increases in premiums and net investment income, offset by increases in policyholder benefits and general expenses, all of which are described in greater detail below.

Revenues

Total revenues for the nine months ended September 30, 2006, increased $18.3 million, or 16.0%, to $132.6 million from total revenues of $114.3 million for the nine months ended September 30, 2005. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the nine months ended September 30, 2006				For the nine months ended September 30, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$31.6	$0.6	$—	$32.2	$12.7	$1.5	$—	$14.2	$18.9	$(0.9)	$—	$18.0
Renewal	34.3	41.5	—	75.8	34.0	40.9	—	74.9	0.3	0.6	—	0.9
Total	65.9	42.1	—	108.0	46.7	42.4	—	89.1	19.2	(0.3)	—	18.9
Assumed
New	2.9	—	—	2.9	—	—	—	—	2.9	—	—	2.9
Renewal	—	—	1.9	1.9	—	—	2.5	2.5	—	—	(0.6)	(0.6)
Total	2.9	—	1.9	4.8	—	—	2.5	2.5	2.9	—	(0.6)	2.3
Ceded
New	(6.4)	(0.4)	—	(6.8)	(1.2)	(0.8)	—	(2.0)	(5.2)	0.4	—	(4.8)
Renewal	(0.9)	(10.4)	—	(11.3)	(0.7)	(9.5)	—	(10.2)	(0.2)	(0.9)	—	(1.1)
Total	(7.3)	(10.8)	—	(18.1)	(1.9)	(10.3)	—	(12.2)	(5.40)	(0.5)	—	(5.9)
Net
New	28.1	0.2	—	28.3	11.5	0.7	—	12.2	16.6	(0.5)	—	16.1
Renewal	33.4	31.1	1.9	66.4	33.3	31.4	2.5	67.2	0.1	(0.3)	(0.6)	(0.8)
Total	$61.5	$31.3	$1.9	$94.7	$44.8	$32.1	$2.5	$79.4	$16.7	$(0.8)	$(0.6)	$15.3

Worksite net new premiums increased $16.6 million, or 144.3%, to $28.1 million for the nine months ended September 30, 2006, from $11.5 million for the nine months ended September 30, 2005, due to increased sales volumes. The primary driver of this increase was new premium generated by the new KMG America sales force, which represents $21.9 million of direct new premiums, offset by $5.5 million of ceded new premiums. In addition, there was $2.9 million of new reinsurance assumed premium for the block acquisition of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company. Net renewal premiums increased $0.1 million or 0.3%.

Senior market net new premiums, composed of long term care policies, decreased $0.5 million, or 71.4%, to $0.2 million for the nine months ended September 30, 2006, from $0.7 million for the nine months ended September 30, 2005 due to decreased sales volumes. New sales decreased $0.9 million, or 69.2%, to $ 0.4 million for the nine months ended September 30, 2006, from $1.3 million for the nine months ended September 30, 2005. Effective January 1, 2006, the Company ceased actively underwriting new long term care policies. Sales in 2006 result from business submitted prior to December 31, 2005 and issued in 2006, as well as the exercise of guaranteed purchase options on in force policies. Net renewal premiums decreased $ 0.3 million, or 1.0% to $31.1 million for the nine months ended September 30, 2006, from $31.4 million for the nine months ended September 30, 2005. This business represents the insurance in force created by prior year sales.

Acquired business premiums decreased $0.6 million, or 24.0%, to $1.9 million for the nine months ended September 30, 2006, from $2.5 million for the nine months ended September 30, 2005. We have not acquired any blocks of business in this segment since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $1.8 million, or 8.8%, to $22.3 million for the nine months ended September 30, 2006, from $20.5 million for the nine months ended September 30, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the nine months ended September 30, 2006, occurred primarily as a result of investing in longer term securities in combination with higher interest rates in 2006. Cash and invested assets on an amortized cost basis decreased $9.7 million, or 1.6%, to $587.9 million as of September 30, 2006, from $597.6 million as of September 30, 2005. Cash and invested assets were somewhat inflated at September 30, 2005 as the cash settlement of $12.6 million securities payable had not yet occurred. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 5.07% for the nine months ended September 30, 2006, compared to an average yield of 4.66% for the nine months ended September 30, 2005. This increase resulted from higher interest rates combined with the significantly lesser amount of assets held in cash during the nine months ended September 30, 2006.

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

Commission and Fee Income

Commission and fee income increased $1.3 million, or 11.8%, to $12.3 million for the nine months ended September 30, 2006, from $11.0 million for the nine months ended September 30, 2005. Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments and the change in fair value of securities in the Company's trading portfolio. The net realized investment gain for the nine months ended September 30, 2006, decreased by $0.2 million to $0.1 million, from $0.3 million for the nine months ended September 30, 2005. Capital losses of $0.2 million were recognized in the fixed maturity portfolio in 2006 compared to capital gains of $0.2 million for the same period of 2005. These losses resulted from the sales of assets as is necessary from time to time in order to keep the portfolio properly structured. In addition, capital gains of $0.3 million in 2006 and $0.1 million in 2005 were recognized due to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.2 million, or 6.7%, to $3.2 million for the nine months ended September 30, 2006, from $3.0 million for the nine months ended September 30, 2005, reflecting increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $16.3 million, or 14.8%, to $126.1 million for the nine months ended September 30, 2006, from $109.8 million for the nine months ended September 30, 2005. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Benefit reserves as reported continue to be shown after conversion to a GAAP purchase accounting basis. Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a refinement in methodology was implemented whereby the benefit reserves are now being developed directly on a PGAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed. The change to seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 8 (Business Segments).

Policyholder benefits increased $10.9 million, or 17.3%, to $73.9 million for the nine months ended September 30, 2006, from $63.0 million for the nine months ended September 30, 2005. This produced a benefits to premium ratio of 78.0% for the nine months ended September 30, 2006, compared to 79.3% for the nine months ended September 30, 2005.

Worksite marketing policyholder benefits increased $5.0 million, or 15.2%, to $38.0 million for the nine months ended September 30, 2006, from $33.0 million for the nine months ended September 30, 2005. This produced a deflated benefits to premium ratio of 61.8% for the nine months ended September 30, 2006, compared to 73.8% for the nine months ended September 30, 2005. The reduced ratio is driven by the conversion to PGAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $6.3 million coupled with an increase in new premiums with more favorable benefit ratios. The nine months ended September 30, 2006 benefits to premium ratio excluding the reserve conversion impact would be 72.0%. In the nine months ended September 30, 2006 results there is recognition of $0.9 million of stop loss claims relating to specific cases written in 2005, as we transition from formula reserving to actual claims experience as this block grows and matures. Volatility, both favorable and unfavorable, is not uncommon in small, growing books of business. Cases giving rise to these excess claims have since been re-priced or did not renew.

Senior market policyholder benefits increased $36.3 million, or 137.5%, to $62.7 million for the nine months ended September 30, 2006, from $26.4 million for the nine months ended September 30, 2005. This produced an inflated benefits to premium ratio of 200.5% for the nine months ended September 30, 2006, compared to 82.1% for the nine months ended September 30, 2005. The benefits to premium ratio increased primarily as a result of the conversion to PGAAP seriatim reserve factors from the aggregate method, which resulted in increased benefits of $37.5 million, coupled with an increase in open active claims due to the aging of our policyholders, which resulted in increases in actual claims paid and additional claim reserves. The nine months ended September 30, 2006 benefits to premium ratio excluding the reserve conversion impact would be 80.7%.

Acquired business policyholder benefits decreased $30.4 million, to $(26.9) million for the nine months ended September 30, 2006, from $3.5 million for the nine months ended September 30, 2005. This produced a skewed benefits to premium ratio of (1420.6)% for the nine months ended September 30, 2006, compared to 139.6% for the nine months ended September 30, 2005.The benefits to premium ratio decreased primarily as the result of the conversion to PGAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of

$31.2 million coupled with the fact that these benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. The nine months ended September 30, 2006 benefits to premium ratio excluding the reserve conversion impact would be 231.4%.

Insurance Commissions

Commission expenses increased $1.9 million, or 26.0%, to $9.2 million for the nine months ended September 30, 2006, from $7.3 million for the nine months ended September 30, 2005. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of excess risk products.

General Insurance Expenses

General insurance expenses increased $2.1 million, or 6.8%, to $33.0 million for the nine months ended September 30, 2006, from $30.9 million for the nine months ended September 30, 2005. The increased expenses for the nine months ended September 30, 2006 are primarily attributable to increases in salaries and related benefits due to the additional staff associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel. Also, there was the recognition of employee and director stock option and common stock expense of $1.0 million as a result of the adoption of SFAS123(R) Shared-Based Payment.

Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.5 million, or 13.9%, to $4.1 million for the nine months ended September 30, 2006, from $3.6 million for the nine months ended September 30, 2005. Employment taxes related to additional staffing represents approximately half of the increase, and additional premium taxes due to increased premiums represents the other half of the increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $12.7 million and $11.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) increased $1.2 million, or 42.9% to $4.0 million for the nine months ended September 30, 2006, from $2.8 million for the nine months ended September 30, 2005. The DAC balance at September 30, 2006 has increased by $14.2 million, or 137.9%, over the balance at September 30, 2005. This is due to the fact that our predecessor’s DAC balance was eliminated at December 31, 2004, when the acquisition was completed. Therefore, as of September 30, 2005, there were only nine months of deferrals compared to 21 months of deferrals as of September 30, 2006. This increase in the DAC balance accounts for the related increase in amortization expense.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments, non-deductible expenses and net operating loss carry forwards available. The effective income tax rates for the nine months ended September 30, 2006 and 2005 were 34.4% and 31.7%, respectively. The variations in these rates are due to the fact that portions of our consolidated income for the nine months ended September 30, 2006 and September 30, 2005 resulted from a subsidiary that has net operating loss carryforwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company. The variation in the overall consolidated rate between periods is driven by the levels of the subsidiary's contribution to total income.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Financial Results Overview

Net income for the three months ended September 30, 2006, increased $0.7 million, or 53.8%, to $2.0 million from net income of $1.3 million for the three months ended September 30, 2005. The increase in net income was primarily due to increases in premiums and net investment income, offset by increases in policyholder benefits and general expenses, all of which are described in greater detail below.

Revenues

Total revenues for the three months ended September 30, 2006, increased $8.2 million, or 21.1%, to $47.0 million from total revenues of $38.8 million for the three months ended September 30, 2005. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment.

	For the three months ended September 30, 2006				For the three months ended September 30, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$11.7	$0.1	$—	$11.8	$4.9	$0.5	$—	$5.4	$6.8	$(0.4)	$—	$6.4
Renewal	11.7	13.5	—	25.2	11.2	13.3	—	24.5	0.5	0.2	—	0.7
Total	23.4	13.6	—	37.0	16.1	13.8	—	29.9	7.3	(0.2)	—	7.1
Assumed
New	2.9	—	—	2.9	—	—	—	—	2.9	—	—	2.9
Renewal	—	—	0.6	0.6	—	—	0.9	0.9	—	—	(0.3)	(0.3)
Total	2.9	—	0.6	3.5	—	—	0.9	0.9	2.9	—	(0.3)	2.6
Ceded
New	(2.3)	(0.1)	—	(2.4)	(0.8)	(0.3)	—	(1.1)	(1.5)	0.2	—	(1.3)
Renewal	(0.3)	(3.6)	—	(3.9)	(0.2)	(3.1)	—	(3.3)	(0.1)	(0.5)	—	(0.6)
Total	(2.6)	(3.7)	—	(6.3)	(1.0)	(3.4)	—	(4.4)	(1.6)	(0.3)	—	(1.9)
Net
New	12.3	—	—	12.3	4.1	0.2	—	4.3	8.2	(0.2)	—	8.0
Renewal	11.4	9.9	0.6	21.9	11.0	10.2	0.9	22.1	0.4	(0.3)	(0.3)	(0.2)
Total	$23.7	$9.9	$0.6	$34.2	$15.1	$10.4	$0.9	$26.4	$8.6	$(0.5)	$(0.3)	$7.8

Worksite net new premiums increased $8.2 million, or 200.0%, to $12.3 million for the three months ended September 30, 2006, from $4.1 million for the three months ended September 30, 2005, due to increased sales volumes. The primary driver of this increase was new premium generated by the new KMG America sales force, which represents $8.6 million of direct new premiums, offset by $2.0 million of ceded new premiums. In addition, there was $2.9 million of new reinsurance assumed premium from the block acquisition of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company. Net renewal premiums increased $0.4 million or 3.6%.

Senior market net new premiums, composed of long term care policies, decreased $0.2 million, or 100.0%, to $0.0 million for the three months ended September 30, 2006, from $0.2 million for the three months ended September 30, 2005 due to decreased sales volumes. New sales decreased $ 0.4 million, or 100.0%, to $0.0 million for the three months ended September 30, 2006, from $0.4 million for the three months ended September 30, 2005. Effective January 1, 2006, the Company ceased actively underwriting new long term care policies. Net renewal premiums decreased $ 0.3 million, or 2.9%, to $9.9 million due to quarterly fluctuations of policy anniversary dates.

Acquired business premiums decreased $0.3 million, or 33.3%, to $0.6 million for the three months ended September 30, 2006, from $0.9 million for the three months ended September 30, 2005. We have not acquired any blocks of business in this segment since 1999 and the decline is a result of policy lapses.

Net Investment Income

Net investment income increased $0.4 million, or 5.6%, to $7.5 million for the three months ended September 30, 2006, from $7.1 million for the three months ended September 30, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the three months ended September 30, 2006, occurred primarily as a result of investing in longer term securities in combination with higher interest rates in 2006. Cash and invested assets on an amortized cost basis decreased $9.7 million, or 1.6%, to $587.9 million as of September 30, 2006, from $597.6 million as of September 30, 2005. Cash and invested assets were somewhat inflated at September 30, 2005 as the cash settlement of $12.6 million securities payable had not yet occurred. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 5.11% for the three months ended September 30, 2006, compared to an average yield of 4.81% for the three months ended September 30, 2005. This increase resulted from higher interest rates combined with the significantly lesser amount of assets held in cash during the quarter ended September 30, 2006.

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

Commission and Fee Income

Commission and fee income increased $0.2 million, 5.3%, to $4.0 million for the three months ended September 30, 2006, from $3.8 million for the three months ended September 30, 2005. Most of the commission and fee income was from administrative fees relating to third-party administration, and the increase was due to an increase in business in force relating to increased sales of administrative services.

Realized Investment Gains and Losses

Realized investment gains and losses occur as a result of the sale or impairment of investments and the change in fair value of securities in the Company's trading portfolio. The net realized investment gains for the three months ended September 30, 2006, decreased by $0.3 million to $0.0 million, from $0.3 million for the three months ended September 30, 2005. Capital losses of $0.2 million were recognized in the fixed maturity portfolio in 2006 compared to capital gains of $0.1 million for the same period of 2005. These resulted from the sales of assets as is necessary from time to time in order to keep the portfolio properly structured. In addition, capital gains of $0.2 million in 2006 and $0.1 million in 2005 were recognized due to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

Other income increased $0.1 million, or 8.3%, to $1.3 million for the three months ended September 30, 2006, from $1.2 million for the three months ended September 30, 2005, reflecting increased commission and expense allowances from reinsurance companies generated from renewal ceded premiums.

Benefits and Expenses

Total benefits and expenses increased $7.1 million, or 19.3%, to $43.9 million for the three months ended September 30, 2006, from $36.8 million for the three months ended September 30, 2005. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

Benefit reserves as reported continue to be shown after conversion to a GAAP purchase accounting basis. Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a refinement in methodology was implemented whereby the benefit reserves are now being developed directly on a purchase GAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed.

The change to seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 8 (Business Segments).

Policyholder benefits increased $4.3 million, or 19.6%, to $26.2 million for the three months ended September 30, 2006, from $21.9 million for the three months ended September 30, 2005. This produced a benefits to premium ratio of 76.5% for the three months ended September 30, 2006, compared to 82.8% for the three months ended September 30, 2005.

Worksite marketing policyholder benefits increased $5.5 million, or 47.8%, to $17.0 million for the three months ended September 30, 2006, from $11.5 million for the three months ended September 30, 2005. This produced benefits to premium ratios of 71.9% for the three months ended September 30, 2006, compared to 76.1% for the three months ended September 30, 2005. The reduced ratio is driven by an increase in new premiums with more favorable benefit ratios, as well as the recognition of $0.9 million of stop loss claims relating to specific cases written in 2005 as we transition from formula reserving to actual claims experience as this block grows and matures. Volatility, both favorable and unfavorable, is not uncommon in small, growing books of business. Cases giving rise to these excess claims have since been re-priced or did not renew.

Senior market policyholder benefits decreased $1.4 million, or 15.9%, to $7.4 million for the three months ended September 30, 2006, from $8.8 million for the three months ended September 30, 2005. This produced benefits to premium ratios of 75.1% for the three months ended September 30, 2006, compared to 85.2% for the three months ended September 30, 2005. The benefits to premium ratio decreased primarily as a result of a decrease in open active claims, which resulted in decreases in actual claims paid and less claim reserves.

Acquired business policyholder benefits increased $0.2 million, or 13.3%, to $1.7 million for the three months ended September 30, 2006, from $1.5 million for the three months ended September 30, 2005. This produced benefits to premium ratios of 271.0% for the three months ended September 30, 2006, compared to 164.0% for the three months ended September 30, 2005. The benefits to premium ratio is affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. The increased ratio for the quarter is more properly attributed to reduced premiums than to increases in claims.

Insurance Commissions

Commission expenses increased $1.0 million, or 45.5%, to $3.2 million for the three months ended September 30, 2006, from $2.2 million for the three months ended September 30, 2005. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of core group products.

General Insurance Expenses

General insurance expenses increased $0.6 million, or 5.8%, to $10.8 million for the three months ended September 30, 2006, from $10.2 million for the three months ended September 30, 2005. The increased expenses for the three months ended September 30, 2006 are primarily attributable to normal increases in salaries and other expenses. Also, there is now recognition of the employee and director stock option and common stock expense as a result of the adoption of SFAS 123(R) Share- Based payment.

Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

Insurance taxes, licenses and fees increased $0.1 million, or 8.3%, to $1.3 million for the three months ended September 30, 2006, from $1.2 million for the three months ended September 30, 2005. Employment taxes related to additional staffing and premium taxes related to additional premiums are the primary drivers of this increase.

Amortization of DAC and VOBA

First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $5.0 million and $4.0 million for the three months ended September 30, 2006 and 2005, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) increased $1.2 million, or 240%, to $1.7 million for the three months ended September 30,2006, from $0.5 million for the three months ended September 30,2005. The DAC balance at September 30, 2006 has increased by $14.2 million, or 137.9%, over the balance at September 30, 2005. This is due to the fact that our predecessors DAC balance was eliminated at December 31, 2004 when the acquisition was completed. Therefore, as of September 30, 2005, there were was only nine months of deferrals compared to 21 months of deferrals as of September 30, 2006. This increase in the DAC balance accounts for the majority of the related increase in amortization expense. In addition, adjustments to amortization are made based on policy persistency. The third quarter of 2005 had a slightly positive adjustment, while the third quarter of 2006 had a slightly negative adjustment.

Provision for Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments, non-deductible expenses and net operating loss carry forwards available. The effective income tax rates for the three months ended September 30, 2006 and 2005 were 34.9% and 32.1%, respectively. The variations in these rates are due to the fact that a portion of our consolidated income for the three months ended September 30, 2006 and September 30, 2005 resulted from a subsidiary that has net operating loss carry forwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company. The variation in the overall consolidated rate between periods is driven by the levels of the subsidiary's contribution to total income.

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

KMG America has outstanding debt of approximately $14.9 million because a portion of the purchase price for the Kanawha acquisition was paid in the form of a $15.0 million subordinated promissory note with a five-year term beginning on the closing date of the acquisition. Interest on the promissory note is accruing at 5% per annum and is added to the principal balance on December 31 of each year and is payable on the maturity date. No cash payments are required under the promissory note until maturity, at which time principal and accrued interest will be due and payable. The terms of the promissory note limit KMG America’s and Kanawha’s ability to incur additional debt. The Company has the right to offset certain indemnification claims it may have against the former shareholders of Kanawha who hold the note against the amounts it owes under the note. The amount KMG America owes under the note has been reduced by an offset against the note of approximately $1.5 million for certain indemnification claims made by KMG America against the former shareholders of Kanawha. As a result of this offset, the outstanding amount of principal and interest owed on the note is approximately $14.9 million and approximately $17.4 million of principal and accrued interest will be due on the note at its maturity.

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

The table below shows the Company’s net cash flows in the indicated periods:

	For the Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$10,174.2	$23,179.0
Investing activities	(31,486.4)	(122,955.3)
Financing activities	—	—
Net change in cash	$(21,312.2)	$(99,776.3)

Cash Flows for the Quarters Ended September 30, 2006 and 2005. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

Other changes in cash flows for the nine months ended September 30, 2006 and September 30, 2005, are as follows:

We held approximately $32.6 million in cash and cash equivalents at December 31, 2005, primarily consisting of investments in short term commercial paper. We invested a significant portion of this in longer term securities in the first nine months of 2006, resulting in the net cash outflow from investing activities of $31.5 million for the nine months ended September 30, 2006. This produced a corresponding increase in invested assets.

Other assets increased by $2.3 million in the nine months ended September 30, 2006 primarily as a result of claims reimbursements due from self funded Administrative Services Only (“ASO”) clients. These claims are not actually disbursed until receipt of these funds, so there is nothing at risk with these assets, and fluctuations from day to day are typical.

Accounts payable and accrued expenses increased $2.2 million in the nine months ended September 30, 2006. The increase is primarily due to a $1.7 million increase in the reinsurance payable to one of our reinsurance assumed clients.

As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Federal income tax recoverable remained constant from the December 31, 2005 balance. The deferred tax asset increased by $0.6 million and the deferred tax liability increased by $1.3 million. The combination of these items resulted in a net increase in tax liabilities of $0.7 million, inclusive of a decrease of $1.5 million related to the decrease in fair market value of invested assets.

Investments

The following table summarizes the unrealized gains and losses in our investment portfolio as of September 30, 2006.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at September 30, 2006:
U.S. Treasury Securities	$8,507,339	$2,833	$193,783	$8,316,389
U.S. Government Agency Securities	26,763,812	0	465,312	26,298,500
States and Political Subdivision Securities	13,575,332	62,775	260,335	13,377,772
Foreign Bonds	43,844,066	60,849	1,457,082	42,447,833
Corporate Bonds	229,868,397	823,573	7,493,918	223,198,052
Mortgage/Asset-Backed Securities	212,531,451	674,794	3,588,429	209,617,816
Preferred Stocks—Redeemable	2,529,671	0	149,821	2,379,850
Subtotal, Fixed Maturity Securities	537,620,068	1,624,824	13,608,680	525,636,212
Equity Securities	246,560	0	901	245,659
Securities Available For Sale	$537,866,628	$1,624,824	$13,609,581	$525,881,871

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

The substantial majority of our unrealized losses at September 30, 2006, can be attributed to increases in interest rates that caused the value of the fixed income securities in our investment portfolio to decrease.

	Number of Issues	Aggregate Unrealized Loss	Aggregated Estimated Fair Value
	(in thousands)
Securities at a loss for 12 months or less	138	$(3,327.3)	$145,342.9
Securities at a loss for more than 12 months	332	$(10,282.2)	$277,835.9

Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized loss relative to cost and have concluded that these securities have not experienced any other than temporary impairment. Factors considered in making this evaluation included issue specific drivers of the decrease in price, near term prospects of the issuer, the length of time and degree of volatility of the depressed value, and the financial condition of the industry. Based on this review, no unrealized losses were considered to be other than temporary during the first nine months of 2006.

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

Reserves

The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	As of September 30, 2006	As of December 31, 2005
	(dollars in thousands)
Life and annuity reserves	$254,290.1	$299,454.2
Accident and health reserves	290,671.9	227,705.6
Policy and contract claims	12,150.2	10,008.3
Other policyholder liabilities	10,750.2	10,726.2
Total policy liabilities	$567,862.4	$547,894.3

Life and annuity reserves decreased by $45.2 million, or 15.1%, to $254.3 million as of September 30, 2006 from $299.5 million as of December 31, 2005. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999, and therefore represents a significant portion of the decrease in reserves for the nine months ended September 30, 2006 as well as the conversion to PGAAP seriatim reserves (refer to Note 8 – Business Segments, incorporated herein by reference for further explanation). Accident and health reserves increased by $63.0 million, or 27.7%, to $290.7 million as of September 30, 2006 from $227.7 million as of December 31, 2005. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care renewal premiums received as well as the conversion to PGAAP seriatim reserves (refer to Note 8 – Business Segments, of the Notes to Consolidated Financial Statements included in this report, which is incorporated herein by reference).

Policy and contract claims, which represent liabilities for actual claims reported and payable, increased by $2.1 million, or 21.0%, to $12.1 million as of September 30, 2006 from $10.0 million as of December 31, 2005. The majority of this increase represents claims reserves established for the new excess risk business sold in the last year. Although there are always fluctuations in policy and contract claim reserves from period to period, there were no other significant events or trends during the periods discussed in this paragraph that would produce any material changes in our claims reserves.

Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, were flat year over year at $10.7 million.

The following table sets forth reinsurance recoverables by category as of the dated indicated:

	As of September 30, 2006	As of December 31, 2005
	(dollars in thousands)
Ceded future policyholder benefits and expense	$84,714.3	$77,086.6
Ceded claims and benefits payable	3,325.5	1,209.5
Reinsurance recoverables	$88,039.8	$78,296.1

Reinsurance recoverables increased by $9.7 million, or 12.4%, to $88.0 million as of September 30, 2006, from $78.3 million as of December 31, 2004. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care and excess risk business reinsured.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure made in the third and fourth paragraphs of Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discuss certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of September 30, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2005.

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

KMG AMERICA CORPORATION (Registrant)
Date: November 8, 2006	By:	/s/ Scott H. DeLong III
Date: November 8, 2006	By:	Name: Scott H. DeLong III Title: Senior Vice President & Chief Financial Officer (Principal Financial Officer) /s/ Glenn S. Sackett
Name: Glenn S. Sackett Title: Vice President & Controller (Principal Accounting Officer)