Form 10-K
period 2006-12-31
KMG America CORP
filed 2007-03-14
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one: Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, as of June 30, 2006, was approximately $192,803,704 computed by reference to the price at which common equity was last sold on June 30, 2006.

As of February 23, 2007, the number of shares of Common Stock outstanding was 22,211,478.

Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 3, 2007, are incorporated in Part III by reference. The exhibit index to this Form 10-K begins on page 118 of this Form 10-K.

KMG AMERICA CORPORATION

i

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “KMG America” or the “Company” are intended to mean KMG America Corporation and its consolidated subsidiaries, including, without limitation, Kanawha Insurance Company (“Kanawha”). References to our “predecessor” mean Kanawha prior to it being acquired by KMG America.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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

The primary insurance products that we underwrite include: group and individual life insurance; group long term disability insurance; group and individual short term disability insurance; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. We ceased actively underwriting new long-term care insurance policies after December 31, 2005. We intend to retain and actively manage our existing block of in force long-term care policies. Our third-party administration and medical management businesses include a wide array of services with the primary emphasis on the offering of administrative service-only products.

Historically, our sales have been primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, but are now expanding nationwide. Sales are made through an internal sales force, full-time agents, general agents and brokers. Under our current business strategy, we expect group lines of business to account for an increasing percentage of the Company's premium revenues.

For accounting purposes, Kanawha is treated as our predecessor entity and is referred to in this report as our “predecessor.” For financial reporting purposes, we have treated the acquisition as if it closed on December 31, 2004, rather than the actual closing date of December 21, 2004, as the effects of the acquisition for the period from December 21, 2004, through December 31, 2004, were not material to our predecessor’s consolidated statements of operations, cash flows, and changes in shareholders’ equity for the year ended December 31, 2004. Accordingly, financial information in the following discussion that relates to our predecessor’s consolidated results of operations, cash flows and changes in shareholders’ equity for the year ended 2004 is reported on a historical basis without GAAP (generally accepted accounting principles in the United States) purchase accounting adjustments reflecting the acquisition. Financial information relating to our financial position, consolidated results of operations, cash flows and changes in shareholders’ equity as of December 31, 2004 and for all dates and periods thereafter reflect GAAP purchase accounting adjustments made as of December 31, 2004, to reflect the acquisition.

Business Segments

Our operations consist of three primary business segments: worksite insurance business, senior market insurance business and third-party administration business. For the year ended December 31, 2006, the worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $83.8 million, which accounted for 58.0% of our premiums, commissions and fees, excluding intercompany payments. For the year ended December 31, 2006, the senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $41.5 million, which accounted for 28.7% of our premiums, commissions and fees, excluding intercompany payments. For the year ended December 31, 2006, the third-party administration business produced premiums, commissions and fees, excluding intercompany payments, of $ 16.1 million, which accounted for 11.2% of our premiums, commissions and fees, excluding intercompany payments. See the consolidated financial statements, the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report for information regarding our revenues, profits and losses and total assets by business segment.

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

Our worksite insurance business underwrites primary insurance products including life insurance, disability insurance, dental insurance, indemnity health insurance (which provides benefits to cover many costs incurred upon the occurrence of an accidental injury or sickness), employer excess risk insurance and critical illness insurance. Our insurance products are marketed through an internal sales force and independent insurance agents to brokers, consultants, employers and other worksite producers. Our worksite insurance products are both employer paid and voluntary products. Many of our worksite insurance products are group products where the employer or association pays the premiums for insurance benefiting its employees or members as part of the employee’s or member’s compensation package. Our employer excess risk insurance is sold exclusively to employers who self-fund health benefits. The voluntary products are made available by the employer or association offering the products to its employees or members as part of an array of insurance and health benefits from which the employee or member may choose. The individual employee or member elects which products to purchase and the premiums are paid by the employee or group member. The employer will often deduct the premium from the employee’s periodic paycheck and remit the premium to us.

Most of the insurance products offered by our worksite insurance business are underwritten by us and the primary underwriting risk under the policies is retained by us. Some of the insurance products marketed by us are underwritten by other insurance companies who retain the underwriting risk. We refer to insurance products underwritten by other carriers, but sold by us, as in-sourced products. Our worksite insurance business is licensed to offer group and individual life and health insurance products in 46 states, plus the District of Columbia. The earnings reported in any period for our worksite insurance business generally depends on growth in underwritten business, business mix, persistency of business in force, benefit payouts and administrative expenses incurred.

Worksite Insurance Products. The primary insurance products that we underwrite include the following:

•

Individual life insurance. Individual life insurance insures the life of a single individual. It is typically sold on a renewable term basis or with a cash value component such as whole life insurance.

•

Group life insurance. Group life insurance insures the lives of a group of individuals and pays benefits upon the death of each member within the group. The group typically is comprised of an entire employer workforce or other class of covered individuals.

•

Disability insurance. Disability insurance protects against the loss of wages due to illness or accidental injury. Disability insurance generally provides income replacement on a weekly or monthly basis while the insured is disabled.

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

Marketing and Distribution. Most of the products sold by our worksite insurance business are sold to individuals through their employer or other group of which they are a member. This is a marketing and distribution effort that we refer to as worksite marketing. Worksite marketing sales generally have two components:

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

Most of our worksite insurance products are sold as voluntary individual products; however some are sold as employer-paid group products.

Prior to our acquisition of Kanawha, the majority of Kanawha’s worksite benefits business was marketed through independent insurance agents. Since the acquisition, we have been developing an internal sales force that markets our worksite products nationwide to larger employers and groups. Both the independent agents and our internal sales force call on employers, consultants, brokers and other intermediaries that arrange to present product offerings to sponsoring employers or groups located throughout the United States. In general, intermediaries involved in placing our worksite products with employers or groups receive a brokerage commission and/or other fee arrangement which is a percentage of gross premiums generated from the placement. Our original worksite business uses independent agents to target small employers and groups generally having fewer than 200 individual employees or members and our internal sales force to target larger employers and groups with 50 to 10,000 employees.

Worksite Insurance Competition. We face competition from many firms in the life and health insurance industry, but we believe a limited number of companies participate in the market in the same manner as we do. We view the worksite benefits segment of the life and health insurance business as being composed of three different types of companies: (1) companies selling primarily group insurance products, (2) companies selling primarily voluntary insurance products and (3) companies offering both group and voluntary insurance products, but through separate distribution channels. We believe that most insurers competing in the worksite market tend to focus on either the group market or the voluntary market, with very few competitors focused on offering both group and voluntary products through the same sales organization, which is how we operate. We believe the fastest growth in the worksite insurance market in the future will be achieved by those insurers offering both group and voluntary products where cross-selling and product packaging opportunities are significant.

Our competitors in the worksite insurance market include AFLAC, Inc., StanCorp Financial Group, Inc., AIG, Transamerica Corporation, Metropolitan Life Insurance Company, American Fidelity Life Insurance Company, Prudential Financial, Inc., Assurity Life Insurance Company, United Health Group Incorporated ING Groep N.V., Lincoln Financial Group and Allstate Life Insurance Company. Other commercial competitors that offer various products in the worksite insurance market that do not easily fit into any one of these categories include various small and medium sized life insurance companies. In the worksite insurance market, competition tends to focus more on the distribution channel. Competition in the worksite insurance market is based primarily on product mix, service and pricing.

We believe that there are a limited number of competitors that offer both group and voluntary insurance products to the worksite insurance market through the same sales force. Examples of such carriers include ING Groep N.V., United Health Group and UnumProvident Corp.

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

Effective January 1, 2006, we ceased actively underwriting long-term care insurance policies. Significant factors that contributed to our decision to cease actively underwriting long-term care insurance policies include, among others: (1) sales for this business were significantly lower than originally projected; and (2) the lack of strategic fit between the underwriting and distribution of long-term care products and our current strategy of focusing on worksite marketing of life and health insurance products. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability for future claims).

Third-Party Administration Business

Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business including our existing in force policies. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, and managed care plans. Our third-party benefits administration business focuses on three primary services: insured products administration; self funded health care plan administration; and managed care services. As of December 31, 2006, our third-party administration business employed 336 individuals. Based on 2006 revenues, we ranked in the top 12% of the nearly 400 third-party plan administrators that are members of the Society of Professional Benefit Administrators, or SPBA. This ranking was based on SPBA’s most recently released directory for 2006.

Insured Products Administration. As of December 31, 2006, our third-party administration business administered over 240,000 in force insurance policies, including a wide variety of voluntary, group and individual insurance and reinsurance products. The primary responsibility of our third-party administration business is to administer the products underwritten by our worksite insurance business and our senior market insurance business, and most of the products administered by the third-party administration business are products underwritten by our insurance businesses. In addition, the third-party administration business administers various insurance products underwritten by other insurance companies, including Metropolitan Life Insurance Company, AXA Financial, Inc., Blue Cross & Blue Shield affiliates and several reinsurance companies. The insurance products that our third-party administration business administers include long-term care insurance, group and individual life and health insurance, accident and health and critical illness insurance and group and individual dental insurance. The insurance administration services we provide include: underwriting and policy issuance; claims management; reinsurance administration; and customer service and support.

Self-Funded Health Care Plan Administration. As of December 31, 2006, our third-party administration business provides plan administration services for approximately 125,000 participants of employers or associations that self insure their health care benefits. We administer preferred provider organization plans, point-of-service plans, exclusive provider organization plans, indemnity plans and other healthcare plans provided by independent organizations as well as plans provided by our worksite insurance business and senior market insurance business. The self-funded health plan administration services provided include: claims administration; eligibility administration; call center administration; design and coordination for customized plans; administration of Health Reimbursement Accounts, or HRAs; Health Savings Accounts, or HSAs, which are employer-funded accounts provided to employees for reimbursement of qualifying medical expenses and the reimbursements are excludable from employee gross income; and administration of dental and short-term disability insurance plans.

Managed Care Services. Our third-party administration business also provides managed care services through our own proprietary provider network of approximately15,000 providers, with over 30 leased networks nationwide and our Utilization Review Accreditation Commission, or URAC, accredited medical management unit. The managed care programs and services we provide include: utilization and case management (a process through which an insurer assesses, plans, implements, coordinates, monitors and evaluates options and services to meet an individual’s health needs using communication and available resources to promote quality care and cost effective outcomes) and outpatient review; maternity management; disease management (a system of coordinated healthcare intervention and communication for patients with conditions in which the patients typically take a significant role in their own care); data aggregation and predictive modeling; and on-site and 24-hour nurse triage. These programs are administered by a fully staffed URAC accredited medical management department. A few of the programs require some coordination with outside vendors.

Third-Party Administration Competition. The third-party administration marketplace tends to be highly competitive. Historically, third-party administration firms competed primarily on the basis of service, efficiency and cost. These competitors ranged from small local firms to large national firms and include a number of third-party divisions of insurance companies and general agencies. More recently, preferential access to and/or control over healthcare provider networks has given certain competitors, such as Blue Cross – Blue Shield, United Health Group Incorporated, CIGNA Corporation and Aetna, Inc.a competitive advantage. Our third-party administration business also competes indirectly in certain services provided by general outsourcing firms. In some cases, third-party administration platforms of larger, well-established companies may have substantially greater financial, management and marketing resources than our third-party administration business. However, we view our third-party administration business as an integral complementary component of our worksite marketing product strategy going forward.

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

Competitive Factors

We believe that the factors that enable us to compete effectively include:

An experienced management team and an entrepreneurial culture. We have a talented and experienced management team both at the holding company level and at each of our operating businesses. Our management team is led by our chairman, president and chief executive officer, Kenneth U. Kuk, who has 19 years of experience in the life insurance industry. Stanley D. Johnson has been the chief executive officer of Kanawha since 1986 and is a member of our board of directors. Members of our executive management team have an average of over 20 years of experience in the life and health insurance industry, including experience in the areas of executive management, underwriting, marketing, distribution, claims processing, actuarial, legal, finance and investments. We believe this experience is useful in executing our business strategy to grow our own nationwide worksite marketing operation and marketing our insurance products nationwide. We promote a set of corporate values and a common corporate culture that we believe enables us to take advantage of business ideas, risk management expertise and focus on regulatory compliance across our businesses. We reward and encourage entrepreneurship at each business segment, in part with a performance-based compensation system.

Strong relationships with key clients, distributors and industry personnel. Our executive managers, senior executives and sales managers have strong relationships with existing and potential worksite market customers throughout the United States, which include employers, voluntary benefit organizations (commonly referred to as VBOs), enrollment firms, internal wholesalers, employee benefit consultants and national and regional insurance brokers. We believe that the strength of these distribution relationships enables us to market our products and services in an effective and efficient manner and will be instrumental in our nationwide worksite marketing.

A broad product mix of both voluntary and group insurance products offered through an integrated distribution platform. We offer a variety of products that meet the needs of group and voluntary customers throughout various stages of their development and lifecycles. We have the capability to package our insurance products, insurance products from other carriers and administrative services options as a “total solutions” package to our clients and customers. We do not believe this can be duplicated easily by our competitors. We believe our insurance products combined with products in-sourced from other carriers and administrative services options provided by our third-party administration business provide the foundation for significant product cross-selling and product extension opportunities. We believe that persistency and profitability are enhanced by offering a wide variety of insurance products to group and voluntary customers.

Strong administrative capabilities in third-party administration. Our third-party administration business provides plan administration services for over 125,000 employees or members of employers or associations that self-fund their healthcare benefits. We offer a flexible and broad suite of administrative services and products that can be highly customized to provide tailored solutions to customers. We intend to significantly expand our strong regional third-party administration business as it administers the increasing volume of policies and products that we anticipate will be sold by our worksite insurance business.

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

Excellent financial strength. As of December 31, 2006, we had approximately $832 million of total assets and approximately $ 192 million of shareholders’ equity. Kanawha, our insurance subsidiary, has financial strength ratings of A- (excellent) from A.M. Best and A- (strong) from S&P, both with a stable outlook. These ratings reflect each rating agency’s current opinion of Kanawha’s financial strength, operating performance and ability to meet obligations to policyholders and contract holders. We employ a conservative investment policy and our portfolio primarily consists of high grade, fixed income securities. As of December 31, 2006, we had approximately $ 580 million of cash and investments, consisting primarily of investment grade bonds with an average rating of “AA-”. We believe our solid capital base and overall financial strength allow us to distinguish ourselves from our competitors and enable us to attract clients that are seeking an insurance company with long-term financial stability.

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

Develop a nationwide marketing organization primarily focused on the worksite market. We believe that one of our critical success factors is to build a national sales and marketing organization that is focused on the worksite market. We believe the creation of such an organization, combined with our product development strategies, is the foundation for our future growth. To implement our strategy to grow our worksite marketing operation we are taking the following actions:

•

Continue to hire employees with worksite benefits experience. We intend to continue to recruit additional insurance professionals with experience in working with worksite benefits products for sponsoring employers and third parties including VBOs, enrollment firms, internal wholesalers, employee benefit consultants, brokers and other parties. As part of our strategy to expand our product mix and to expand our geographic coverage of our sales and marketing efforts, we have hired and intend to continue hiring individuals who have experience with the new products that we intend to introduce and with customer relationships in the new geographic areas that we are targeting.

•

Target larger employers nationwide. Our new and expanding internal sales force is targeting employers with 100 to 10,000 employees. This target market includes over 290,000 businesses in the United States according to Dun & Bradstreet. Historically, Kanawha concentrated on employers having less than 200 individual employees. We believe that with our enhanced marketing organization and sales force, we are equipped to serve larger employer sponsor groups. Targeting groups with larger numbers of employees or members should enable us to cross-sell more insurance products with lower sales, marketing, administrative and other overhead costs per premium dollar, which should improve our profit margins on worksite insurance products.

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

•

Collaborate with key third parties. We have hired senior sales management professionals who have experience interacting with the many constituencies involved in our product distribution efforts. We believe that it is important to our success that senior sales management interact with our sales force, sponsoring employers, benefit advisors and other product intermediaries and independent agents. We believe relationships between these parties, as well as with our insurance businesses and our third-party administration business, can be expanded to enhance our product packaging capabilities and cross-selling abilities, including the bundling of insurance and related products and services from our insurance businesses, our third-party administration business and other insurance carriers.

•

Target specific market niches for small employers nationwide. Historically, Kanawha targeted small employers and groups in the southeastern United States generally having less than 200 individual employees or members through a network of independent agents. We are growing our presence in this niche market by expanding the geographic focus of our independent sales agents to focus on select markets nationwide.

Expand the types and varieties of insurance products and related services that we offer. In addition to developing a more effective marketing organization, we are focusing on our product development and offerings strategy. We believe that it is not only the individual products that we offer that differentiate us from our competition in the worksite insurance market, but also the breadth of our product mix. Our objective is to expand our existing product mix and add complementary products that together will provide a suite of product offerings that cannot easily be duplicated by our competitors. This differentiated product set should allow our sales force the ability to offer our employer sponsors and our distribution partners bundled packages of multiple insurance products and services that are tailored to meet our customers’ unique needs.

Our strategy for increasing our product mix includes the following:

•

Provide enhanced and additional group and voluntary insurance products. We intend to enhance and expand our product offerings by offering additional types of worksite life and health insurance products as well as additional unique variations of the types of insurance that we currently offer.

•

In-sourced product offerings. Presently, we do not intend to in-source additional insurance products underwritten by other insurance carriers. However, as we continue to seek to grow our product mix, bundled solutions and geographic marketing scope, there may be instances where potential customers have needs that we cannot satisfy with products underwritten by our insurance businesses. In those instances, we may consider marketing insurance products underwritten by other insurance carriers.

Develop client-focused strategy. We believe that long-term success in the worksite market is predicated on a client-driven strategy often missing in the market today. We focus on the unique requirements of sponsoring employers and worksite intermediaries. To satisfy our customers’ individual insurance requirements, we are working to offer more bundled packages of multiple insurance products and services that are tailored to meet our customers’ needs. These bundled solutions are to be marketed by our internal sales force and independent agents and will include both group policies as well as voluntary policies traditionally marketed by independent agents. Many of these bundled solutions will utilize products and services provided by both our worksite benefits business and our third-party administration business. For example, we can provide a full insurance solution for an employer that is self insuring its employees by bundling: (1) administration and claims handling services relating to the self-insured plan; (2) a medical stop-loss product which caps our client’s self-insured exposure; (3) group and voluntary insurance product offerings underwritten by us as part of an employee benefit package; and (4) insurance products from other insurance carriers structured to fulfill group and voluntary insurance product needs that we do not underwrite ourselves.

Improve the efficiency of our third-party administration business. Our business strategy is to grow our third-party administration business primarily by having it administer an increasing number of policies and products that we anticipate will be sold by our worksite insurance business. We believe that our third-party administration business has the capacity to administer additional policies and that as this business administers a higher volume of policies, our per policy administration costs will decrease and our consolidated net profits will increase. We continue to enhance our performance by improving our use of technology in ways that are aimed at reducing our administrative costs and becoming more efficient in providing both enrollment and policy maintenance services. For example, most of our worksite products are available through electronic enrollment platforms that allow for increased efficiency and employer satisfaction. While increasing the volume of insurance products administered for unrelated third parties will not be a primary growth initiative for this business, as our national worksite marketing business develops we intend to opportunistically market our third-party administration and case management services to other insurance carriers and reinsurers, as well as our traditional end client base, such as self-insured plans, stop loss insurers, pharmacy benefit organizations and various managed care service providers.

Manage capital effectively. We manage our capital prudently relative to our risk exposure to enhance risk-adjusted returns on investments and long-term growth in shareholder value. Our capital management strategy is to maintain financial strength through conservative and disciplined risk management practices. We do this through product design, strong underwriting and risk selection and prudent claims management and pricing. In addition, we maintain a conservative investment portfolio management philosophy and manage our invested assets so their maturities match the duration of our insurance product liabilities. We strive to manage our business segments so that they have the appropriate level of capital required to obtain the ratings necessary to operate in their markets and to satisfy various regulatory requirements.

Maintain a disciplined risk management approach. We maintain a disciplined risk management approach through specific underwriting and pricing strategies, diversification of products, industry, geography and customers and the use of reinsurance. We are focused on profitable products and markets and a flexible approach to product design. We closely align the financial and sales goals to foster a collaborative effort between our sales and underwriting teams that we believe permits us to opportunistically take advantage of sales opportunities and underwrite profitable policies. We continuously evaluate the profitability of our products and pursue pricing strategies and adjust our mix of business by geography and by product so that we can maintain attractive pricing and margins. We seek to price our products at levels which help us achieve our target profit objectives.

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

Diversification. We diversify our earnings from premiums by selling a diverse set of voluntary life and health, indemnity health, critical illness, group life, long- and short-term disability, stop loss insurance and other coverages. These products all have different pricing considerations, market cycles and risk characteristics. The underwriting risk on life insurance is generally diversified because the mortality of any specific individual is typically relatively independent of other individuals. Natural and man-made catastrophes, such as terrorist attacks, are the one exception where numerous life insurance claims may occur at once. Understanding the concentration of risk and promoting geographic diversity of insureds is generally the best protection from such risks. The federal terrorism act provides a backstop to the insurance industry but excludes life insurance exposures. In addition to the increased risk due to terrorism, there is significant risk from epidemics such as the avian bird flu, SARS or West Nile viruses or other diseases that can spread quickly around the world given the increasing levels of individual travel, commerce and interdependency between nations involved in a global economy. We could be materially impacted by any one of these events if they were to strike a significant block of our insureds within a short period of time. Our worksite products in force are predominantly spread among different employers throughout the southeastern United States, although we are diversifying our risk with new sales occurring throughout the country. We will continue to monitor these “macro” issues on an ongoing basis and will evaluate concentrations of risk as part of our underwriting process to optimize the diversification of risk exposures. Our product and geographic diversification should continue to improve as we implement our strategy to develop a nationwide worksite insurance business with expanded product offerings.

Underwriting and Pricing. We manage the risk associated with the insurance policies that we place by implementing disciplined underwriting and product pricing practices that are tailored by product. Underwriting and pricing are centralized in one department containing two underwriting teams that specialize in group or voluntary products. Strategies are aligned and integrated to enhance sales and financial outcomes. We have developed standard rating systems for each product line based on past experience and relevant industry experience. Based on target markets and risk selection criteria, we will select the groups or requests for proposals that fit our strategies. Our uniform underwriting policies require evidence of insurability or a medical inquiry if coverage exceeds prescribed parameters such as age and benefit amounts. Pricing of group insurance products is based on the expected payment of benefits under the policies that are calculated using assumptions for mortality, morbidity, interest, expenses, demographics, persistency and specific product features.

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

Reinsurance. Generally, we purchase reinsurance coverage for the following major business purposes:

•	Protection from underwriting risks. As part of our overall risk and capacity management strategy, we purchase reinsurance for some of our insurance risks.
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

Reinsurance is either provided on a treaty basis or a facultative basis, and is generally structured in the proportional form or an excess of loss basis for both individual losses and losses in the aggregate. In an indemnity reinsurance transaction offered on a treaty basis, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. These agreements provide for recovery of a portion of losses and associated loss expenses from reinsurers. These losses and loss expenses refer to the expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs plus losses incurred with respect to claims. The terms of these agreements, which are typical for agreements of this type, generally provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of our retention limits (the amount of loss per individual or in the aggregate that we are willing to absorb). For excess of loss coverage, we pay premiums to the reinsurers based on rates negotiated and stated in the treaties. For proportional reinsurance, we pay premiums to the reinsurers based upon percentages of premiums received by us on the business reinsured and the reinsurer accepts a proportional percentage of the risk on the reinsured business. These agreements are generally terminable as to new risks by us or by the reinsurer with appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer. The other common form of reinsurance is referred to as facultative reinsurance in which a specific risk is insured, such as upon the cession of a specific portion of a large insurance policy. In this form of reinsurance the reinsurer has the option to accept or decline the risk.

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

Our significant reinsurance includes the following:

•

Individual and group life. Historically, Kanawha reinsured its directly written in force individual life insurance policies on an excess of loss per risk and aggregate basis above identified retention limits. This reinsurance was with subsidiaries of G.E. Employers Re and Scottish Re. G.E. Employers Re notified our predecessor that, effective February 29, 2004, it no longer accepts new business under this treaty. The treaty, however, remains in effect with respect to business previously reinsured under the treaty. Scottish Re replaced G.E. Employers Re as the reinsurer for all new business. We also reinsure much of our acquired individual life insurance risk with Reassure America Life Insurance Company (a subsidiary of Swiss Re). We reinsure our True Group and Trust Product group life and accidental death and dismemberment insurance policies with Munich American Reassurance Corporation on an excess of retention basis. Individual and group worksite term life insurance (life insurance written for a specified period and under which no cash value is generally available on surrender) products are reinsured on a 50% coinsurance basis with Hannover Re, which means that Hannover Re bears the risk for 50% of any claims losses and costs incurred with respect to these policies. We intend to continue to monitor our risk retention levels on our life insurance policies and will seek to maintain a reasonable balance between reinsured and retained risk.

•

Group medical stop loss. We reinsure our specific stop loss insurance policies with Lloyd’s of London Syndicate 2987 above specified levels of retention. This treaty was effective June 1, 2005, renewed in 2006 and contains an experience refund provision. The availability of excess reinsurance for aggregate stop loss insurance policies is very limited and in most cases has unattractive terms. We have not transferred our risk using reinsurance but rather mitigated or limited our risk exposure by establishing appropriate attachment points on each case, requiring specific stop loss and offering maximums no greater than $1 million per policy.

•

New group term life. We reinsure our group term life and accidental death and dismemberment insurance policies sold to employers, and supplemental group term life and accidental death and dismemberment with Swiss Re on an excess of retention basis. These treaties were effective July 1, 2005 and include an experience refund provision.

•

New group disability. We reinsure our group disability insurance policies, both long-term and short-term with Group Reinsurance Plus, a division of Hartford. The treaty was effective on January 1, 2006 on a quota share basis.

•

Fixed annuity block. Kanawha discontinued underwriting new fixed annuity products effective December 31, 2003, and we intend to in-source these products from other life and health insurance carriers. All in force deferred annuity products as of December 31, 2003, were ceded via a 100% coinsurance agreement with Madison National Life Insurance Company, a subsidiary of Independence Holding Company. Madison National assumed all product administration of this block of business in early 2004. All risks and profits generated by the reinsured business have been transferred to Madison National; however, we are still liable on a primary basis for this business should Madison National fail to honor its reinsurance obligations.

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

•	Group critical illness. Group critical illness products are 50.0% reinsured with Hannover Re on a quota share basis, which means that we are responsible for 50.0% of all losses under these policies.

Under reinsurance transactions in which we are the ceding insurer, we have retained primary liability for the underlying policy claims of the insured risks if the assuming company fails to meet its obligations. To limit this risk, we have control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification. At December 31, 2006, over 99% of our reinsurance recoverables were due from reinsurers rated A- or better by A.M. Best. We now seek to purchase reinsurance from only those entities rated A- or better by S&P or A.M. Best and we regularly monitor collectibility of our reinsurance recoverables, making reserve provisions for amounts we consider potentially uncollectible and requesting collateral where necessary. We apply the same financial analysis and approval processes to the selection of reinsurance and other financial protection counterparties as we do to the underwriting of our own primary insurance products.

Our management intends to conduct ongoing reviews of the pricing and operational characteristics of each of the products that we offer, our current reinsurance agreements in force, acceptable risk retentions and reinsurance alternatives, and the availability and cost of reinsurance applicable to our products.

Gross Annualized Premium in Force, Ceded Portion and Net Amount Retained

The following table details our gross annualized premium in force segregated by product type, the portion that was ceded to reinsurers and the net amount retained as of December 31, 2006.

	Gross	Ceded	Net	Percentage Retained
Life insurance and annuities	$15,907,727	$1,149,536	$14,758,191	92.8%
Group life insurance	7,553,367	393,723	7,159,644	94.8
Group accident and health	43,364,229	8,845,571	34,518,658	79.6
Individual accident and health insurance	98,527,295	14,314,876	84,212,419	85.5
Total consolidated	$165,352,618	$24,703,706	$140,648,912	85.1%

Assumed Reinsurance. We have also assumed blocks of reinsurance on both an indemnity and assumption basis. We do not currently intend to acquire additional blocks of reinsurance, but some of the reinsurance previously purchased by us remains in force and will affect our future earnings depending on the future experience of these blocks of business. The most significant of these blocks of business include coverages for waiver of premium benefits associated with certain life policies underwritten by AXA Financial, Inc., individual health insurance business from Metropolitan Life Insurance Company and life insurance business from ING Groep N.V. Other smaller life and accident and health insurance blocks of business were also assumed during the period 1985 through 1998.

Policy Benefit Reserves. We establish and carry as liabilities, actuarially determined reserves that we believe will meet our future obligations. In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we establish policy benefit reserves to recognize our future benefit obligations for our in force life, disability and other related policies. We base the amounts of these reserves on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which we modify to reflect our actual experience when appropriate. Reserves also include claims and claims expenses (the expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs) reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

Policy benefit reserves, whether calculated under United States generally accepted accounting principles, or GAAP or statutory accounting principles, or SAP, do not represent an exact calculation of future policy benefits and expenses but are instead estimates made using actuarial and statistical procedures. We cannot assure you that any such reserves will be sufficient to fund our future liabilities in all circumstances. Future loss developments could require reserves to be increased, which would adversely affect earnings in current and/or future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, the incidence of disability claims and the rate of recovery, taking into account the effects of inflation and other societal and economic factors, persistency, mortality, loss severity and the interest rates used in calculating the reserve amounts. The reserves reflected in our consolidated financial statements are calculated in accordance with GAAP.

We regularly review and update policy benefit reserves, using current information. Any adjustments are reflected in current results of operations. However, because the establishment of reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed existing reserves.

Investments

Investment returns are an important part of our overall profitability. For the year ended December 31, 2006, our net investment income was approximately $29.9 million and our net realized gains on investments were approximately $1.2 million, which collectively accounted for approximately 17.3 % of our total revenues during this period. As of December 31, 2006, much of our portfolio consisted of fixed maturity securities, such as corporate and government bonds, United States Treasury securities and asset backed debt securities, and less than 1% of our investments were equity securities.

Significant fluctuations in the fixed income market, such as changes in interest rates could impair our profitability, financial condition and/or cash flows. In addition, the natural volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. Of our fixed maturity securities, as of December 31, 2006, (1) 99% were scheduled to mature in more than twelve months and had a weighted-average interest rate of 6.22% and (2) 1% were scheduled to mature in less than twelve months and had a weighted-average interest rate of 5.75%. We have attempted to structure our investment portfolio so that its interest rate and maturity schedule is appropriately matched with our expected insurance liabilities to ensure that cash flows are available to pay claims as they become due. We are modifying our asset/liability matching strategy to reduce the adverse effects of interest rate volatility and have engaged asset/liability management specialists to manage our asset/liability matching strategy. However, these strategies will not be able to completely eliminate, and may fail to significantly reduce, the adverse effects of interest rate volatility, and we cannot precisely predict the timing and magnitude of all claims. Accordingly, we cannot assure you that significant fluctuations in the level of interest rates and the unforeseen timing and magnitude of claims will not have a material adverse effect on our business, results of operations and financial condition.

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and preferred stocks. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of the issuer. As of December 31, 2006, we held approximately $520.6 million of fixed maturity securities, or approximately 93.2% of the carrying value of our total invested assets at that date. Our fixed maturity portfolio also includes below investment grade securities, which comprised approximately 1.8% of the carrying value of our total fixed maturity securities at December 31, 2006. These investments generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. Our other-than-temporary impairment losses on available-for-sale securities were approximately $0 million for the year ended December 31, 2006.

As of December 31, 2006, less than 1% of the carrying value of our total investments was invested in common stock; however, our predecessor had higher percentages of common stock in its portfolio in the past and we may increase the percentage of our portfolio that is invested in common stock in the future. Investments in common stock generally provide higher total returns, but present greater risk to preservation of principal than fixed income investments.

We have in the past invested, and we may in the future invest, in relatively illiquid securities including certain infrequently traded public fixed maturity securities, privately placed fixed maturity securities, mortgage loans, policy loans, limited partnership interests and real estate investments. These asset classes represented approximately 6.7% of the carrying value of our total cash and invested assets as of December 31, 2006. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. Our inability to quickly dispose of illiquid investments could have an adverse effect on our business, results of operations and financial condition.

Members of our senior management team establish our investment strategy, policies and guidelines for hiring external investment managers. Our management, with the assistance of external managers, implements our investment strategy. The policies and guidelines set by our senior management team will specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. The senior management team monitors our overall investment returns, reviews compliance with our investment guidelines and reports overall investment results to our board of directors on a quarterly basis.

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

Regulation

Our insurance operations are subject to regulation and supervision in each state in which we conduct our insurance business. We are regulated by the insurance department of South Carolina, the state in which our insurance subsidiary is domiciled, and by the insurance department of each state in which we are licensed to sell insurance products. At the present time, we are licensed to sell insurance products in 46 states and the District of Columbia and we are an authorized reinsurer in the State of New York.

Generally, state insurance departments have broad administrative powers to grant and revoke licenses to transact business, license agents, approve forms of insurance policies, regulate trade practices and market conduct, establish reserve requirements and permitted investments, make assessments for guaranty funds formed to compensate people insured by insolvent insurance companies and, in general, regulate all insurance activities.

State insurance laws and regulations also require insurance companies to file detailed reports on a statutory accounting basis with the state insurance departments where they do business. See Note 10 to our consolidated financial statements included in this report regarding statutory accounting principles, including differences between SAP and GAAP accounting. State insurance departments may examine the business and accounts of an insurance company at any time. Under the rules of the National Association of Insurance Commissioners, or NAIC, and state laws, the insurance departments of one or more states examine an insurance company periodically, typically at three to five year intervals.

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

Employees

As of December 31, 2006, we had approximately 505 employees, a significant number of which are based in our Lancaster, South Carolina facilities. We plan to hire additional sales personnel and related employees to staff regional and field offices in select locations throughout the United States as we continue to develop our nationwide worksite marketing business. We expect that we will continue to hire additional employees as we expand our business.

Risks and Uncertainties

The information presented in Items 1A and 7 to this report is incorporated herein by reference.

Environmental Compliance

We have invested, and we intend to invest, in real estate and maintain a mortgage loan portfolio. As of December 31, 2006, 2.5% of our investment assets were mortgage loans and we did not have any real estate investments, although we do own and occupy a group of buildings in Lancaster, South Carolina where our primary operations are located and an office building in Fort Mill, South Carolina. Liability resulting from environmental problems at properties securing our mortgage loan portfolio and real estate investments or other owned real estate may harm our financial strength and reduce our profitability. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), under certain circumstances, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us. We also may face this liability after foreclosing on a property securing a mortgage loan held by us after a loan default.

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

Seasonality and Cyclicality

We have observed that our earnings in the first and second quarters of our fiscal year are typically less than our earnings in the third and fourth quarters of our fiscal year. This seasonality is due, in part, to the fact that a majority of our outstanding long term care insurance policies have anniversary dates in the first half of the fiscal year, and policy reserve increases, (which are reflected as an expense on our statement of operations) are made as of the policy anniversary date. We expect that this seasonality effect will diminish as our long term care policies become a smaller portion of our total liabilities, although we anticipate this seasonality effect will occur again in 2007. Also contributing to the seasonality effect is that more of our voluntary benefit sales occur in the second half of our fiscal year, which increases our revenue for that period. This seasonality effect is due, in large part, to a significant number of employers offering their employees open enrollment for benefits purchases during the last half of the calendar year.

Pricing in the medical excess risk insurance market has proven to be cyclical, with periods of competitively lower pricing and periods of competitively higher pricing. Over the past two years, we have experienced a cycle where the market is offering this product line at competitively low prices. In order to compete in the market, we must consider offering our medical excess risk insurance product at lower prices, which may reduce our profit margins. We have seen evidence of the excess risk insurance market firming over the past few quarters, which suggests a developing trend towards higher competitive pricing for this product line.

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

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as our Code of Business Conduct and Ethics (which applies to all employees, officers and directors of our company) and Corporate Governance Guidelines, are available on our website at www.kmgamerica.com. We will also provide without charge printed copies of these materials, including any exhibits thereto, to any shareholder, upon request to KMG America Corporation, 12600 Whitewater Drive, Suite 150, Minnetonka, Minnesota 55343, Attention: General Counsel. Our telephone number is (952) 930-4800.

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

We distribute most of our insurance products and services through a variety of distribution channels, including:

•	an internal sales force;
•	independent employee benefits specialists;
•	brokers;
•	benefit consultants;
•	managing general agents;
•	life agents;
•	association groups; and
•	other third-party marketing organizations.

We have internal sales representatives whose roles in the distribution process vary by segment. We depend in large part on our sales representatives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives could materially adversely affect our business, results of operations and financial condition.

While one of the primary objectives of our business strategy is using an internal sales force to market our worksite insurance products to large employers nationwide, we intend to continue Kanawha’s practice of using independent insurance agents and brokers to market worksite insurance products to small employers. Our relationships with these various distributors are significant both for our revenues and profits. An interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our business, results of operations and financial condition.

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

We have employment agreements with our executive officers and certain key employees. These agreements have terms of one to three years. Generally, either the employee or we may terminate these agreements with or without cause subject to applicable severance provisions and restrictive covenants, including non-compete and non-solicitation provisions.

The financial strength of Kanawha, our insurance subsidiary, is rated by A.M. Best and S&P, and a decline in these ratings would likely negatively affect our standing in the insurance industry, cause our sales and earnings to decrease and our results of operations and financial condition would likely be materially adversely affected.

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

Rating agencies review their ratings periodically and Kanawha’s current ratings may not be maintained in the future. If Kanawha’s ratings are reduced from their current levels by A.M. Best or S&P, or placed under surveillance or review with possible negative implications, our competitive position in the insurance industry would likely suffer and we would likely lose customers. If our financial strength ratings are reduced, our cost of borrowing would likely increase, our sales and earnings would likely decrease and our results of operations and financial condition would likely be materially adversely affected.

For example, a minimum A.M. Best rating of “A-“ is generally required to participate in the group life and disability and excess risk insurance markets. If Kanawha’s A.M. Best rating of A- is reduced or placed under surveillance or review with possible negative implications, we likely will be precluded from participating in those markets, which are key to our growth and financial strength.

Factors that could cause the rating agencies to reduce Kanawha’s ratings include:

•	a continuation of statutory losses in the future;
•	claims experience in excess of expectations;
•	decline in the share price of our common stock, which could jeopardize our ability to raise capital to fund Kanawha’s financial and growth needs;
•	a continuation of current competitive environment in the insurance industry, particularly in the medical excess risk insurance markets;
•	the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserve for claims;
•	possible changes in the methodology or criteria applied by the rating agencies;
•	inability to maintain our existing sales organization or recruit additional sales representatives; and
•	our financial performance compared to other similarly rated companies.

The methodology, criteria and judgment applied by the ratings agencies in performing their financial strength evaluations are proprietary to each ratings agency and cannot be replicated by us to predict what rating they may assign to Kanawha in the future. Moreover, the ratings agencies may change the methodology, criteria and judgment they apply at any time, without advance notice to us. Further, they may apply their methodology, criteria and judgment uniformly across all companies in the insurance industry or they may choose to apply different methodology, criteria and judgment to individual companies. Accordingly, there can be no assurance that the rating agencies will maintain Kanawha’s current ratings.

In addition to the financial strength ratings of our insurance subsidiary, A.M. Best also publishes an indicative credit rating, which reflects its opinion of our ability to repay our indebtedness. The indicative credit rating may have an impact on the interest rates we pay on the money we borrow. Therefore, a downgrade in this indicative credit rating would increase our cost of borrowing and have an adverse effect on our results of operations and financial condition.

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

We may need to raise additional funds through financings in order to fully implement our business plan. On December 21, 2006, we entered into a credit agreement with Wachovia Bank, National Association (“Wachovia”), which provides us with a $15,000,000 unsecured revolving credit facility from which we borrowed $14,000,000 to repay the subordinated promissory note we issued in connection with the acquisition of Kanawha. The credit agreement restricts our ability to incur additional debt because it requires us to comply with certain covenants, including, among others, maintaining a maximum ratio of consolidated indebtedness to total capitalization of 30%, a minimum available dividend amount for Kanawha and a minimum A.M. Best financial strength rating for Kanawha. KMG America must also comply with limitations on any additional debt obligations and restrictions on creating or allowing certain liens on its assets. The amount and timing of our capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. In the future, we or our operating subsidiaries may enter into term or additional revolving credit facilities with one or more syndicates of lenders. However, we currently have no commitment from any lender with respect to an additional credit facility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of holders of our common stock will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common stock. If we cannot obtain adequate capital, our business, results of operations and financial condition will be adversely affected.

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
•

inherent claims volatility in new insurance products with little actual claims history, such as our employer excess risk insurance (which we sometimes refer to as employer medical stop loss insurance);

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

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims as well as claims that have been incurred but not yet reported to us as of the end of each accounting period. Reserves, whether calculated under United States generally accepted accounting principles (GAAP) or statutory accounting principles (SAP) (rules and procedures prescribed or permitted by state insurance regulatory authorities which, in general, reflect a liquidity, rather than going concern, concept of accounting), do not represent an exact calculation of our exposure. Instead, they represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves is impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events over which we have little or no control, such as:

•	changes in the economic cycle;
•	emerging medical perceptions regarding physiological or psychological causes of disability or the need for long-term care services;
•	emerging health issues and new methods of treatment or accommodation;
•	inflation;
•	judicial trends;
•	legislative changes;
•

inherent claims volatility in new insurance products with little actual claims history, such as our employer excess risk insurance (which we sometimes refer to as employer medical stop loss insurance); and

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

Policy and claim reserves were $531 million, and $548 million and $572 million as of December 31, 2004, 2005 and 2006, respectively. These reserves are reevaluated each year, and we determined to increase our policy and claim reserves by $2.2 million as of December 31, 2006 to adjust for higher than estimated claims experience on our employer group excess risk insurance policies sold during the fourth quarter of 2005 and the first, second and third quarters of 2006.

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

For our long-term care insurance and some other health insurance policies, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, we could be required to make greater benefit payments than we anticipated when we priced these products.

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

See “Investments” of “Item 1. Business” of this Report, incorporated herein by reference, for a discussion of the risk associated with our investment portfolio.

We may incur environmental liability as a result of our mortgage loan portfolio and real estate investments or as a result of our ownership of real property.

See “Environmental Compliance” of “Item 1. Business” of this Report, incorporated herein by reference, for a discussion of the risk associated with our environmental liability.

The indemnification available to us under the Kanawha purchase agreement may not be sufficient to cover all our losses, claims or liabilities arising from breaches of the purchase agreement.

The former shareholders and optionholders of Kanawha have agreed to indemnify us for losses we incur as a result of breaches of the representations, warranties and covenants made by the former Kanawha shareholders and optionholders in the purchase agreement pursuant to which we acquired all of the stock of Kanawha. However, there are significant limitations on this indemnification. For example, (1) some losses are not indemnifiable after they exceed indemnification limits, and (2) our right to indemnification for most losses, claims or liabilities arising from breaches of the purchase agreement expires between June 21, 2006 and December 21, 2008. We cannot assure you that the indemnification available to us under the purchase agreement is sufficient to cover all losses, claims or liabilities arising from potential breaches of the representations, warranties and covenants made by the former Kanawha shareholders and optionholders in the purchase agreement.

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

Our business depends upon our ability to remain current with technological advances. This is particularly important in our third party administration business, where our systems, including our ability to keep our systems fully integrated with those of our clients, are critical to the operation of our business. Our failure to update our systems to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.

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

In 2003, a subsidiary of Kanawha entered into an agreement to outsource a substantial portion of its information technology and document management functions to CGI Information Systems & Management Consultants, Inc. (“CGI Group”). The term of this agreement is 10 years, and it may be terminated by Kanawha’s subsidiary without cause starting in November 2006 upon six months’ notice and at any time upon 30 days’ notice for cause that remains uncured. We paid $5.0 million in 2004, $6.8 million in 2005 and $7.5 million in 2006 to maintain and modernize our information systems, including payments under our agreement with CGI Group. In

2007, we expect to pay over $7.7 million for the same purposes. These cost estimates, as well as future cost estimates, may underestimate the costs necessary to maintain and modernize our information systems, and the fees we pay to CGI Group may exceed the costs we would have incurred had we not outsourced certain functions to CGI Group.

As a public company, we are subject to extensive financial and reporting requirements that apply to public companies. Our management information, internal control and financial reporting systems have required and may require further enhancements and development to satisfy the financial and other reporting requirements that we must comply with as a public company.

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

We developed, implemented and are maintaining a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not properly comply with privacy and security regulations and protect confidential information, we could experience adverse consequences, including regulatory problems, loss of reputation and client litigation.

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

We review DAC and VOBA on a reported business segment level at least annually to determine if they are recoverable from future income. If we determine that these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from future cash flows over the life of a segment of insurance products aggregated and reported at the business segment level due to adverse deviation in factors such as earned interest, persistency or claim costs, we have to realize the additional DAC amortization as a current-period expense.

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

See “Dividends” of “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report, incorporated herein by reference, for a discussion of the risk associated with the inability of Kanawha to pay dividends to us.

We may face losses if morbidity rates or mortality rates differ significantly from our pricing expectations.

We set prices for our insurance products based upon expected claims and payment patterns, using assumptions for morbidity rates and mortality rates of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under long-term care insurance policies than we had projected. Similarly, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies with guaranteed death benefits than we had projected.

Our and our predecessor’s experience with our paycheck protector disability income plan is one example of a product that failed to meet our and our predecessor’s pricing assumptions with regard to morbidity or mortality rates in the past. The paycheck protector disability income plan provides insured individuals with a percentage of their income in the event they become disabled. The policies provide supplemental coverage in addition to all other disability benefits and coverages, and their terms are tailored for different occupations. Our and our predecessor’s cumulative claims experience for this product has been 97% higher than expected. This is due primarily to higher than expected claims due to higher than expected morbidity and mortality rates in one large group of policies issued to employees of a single employer. This group’s experience has produced claims approximately 185% higher than expected.

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

Consistent with other carriers offering long-term care insurance in the life and health insurance industry, our and our predecessor’s claims in certain states have exceeded those anticipated when the long-term care products were developed. Most significantly, our and our predecessor’s cumulative claims experience for long-term care products in the state of Florida has been 16% higher than expected which is an improvement from 2005 which was 22% higher than expected.

Our ability to retain existing long-term care insurance policyholders may be adversely affected if we raise premiums on our in force long-term care insurance products.

Although the terms of many of our long-term care insurance policies permit us to increase premiums during the premium-paying period, any implementation of a premium increase could have an adverse effect on our ability to retain existing policyholders. Conversely, failure to obtain regulatory approval to increase rates could have an adverse effect on our profitability.

Risks Relating To Our Industry

Recent governmental investigations and litigation alleging the illegal use of bid-rigging schemes and contingent commissions by insurance companies and brokers may adversely affect our industry and us (1) by negatively impacting the level and volatility of stock prices of companies operating in the insurance industry, (2) if we become the subject of investigations or related litigation of this type, or (3) if industry regulation, practices and customs change in ways that are detrimental to the success of our business strategy.

Within the last three years, the New York State Attorney General and other state agencies have filed lawsuits accusing several large insurance brokers of fraudulent behavior, including alleged participation in bid-rigging schemes and acceptance of improper payments from insurers in exchange for agreeing not to shop for competitive quotes for customers of the insurers. The New York State Attorney General’s office and other state regulatory agencies have and are investigating a number of property and casualty and health and life insurers for alleged participation in these schemes, as well as arrangements whereby a particular insurer pays an insurance broker additional or contingent commissions for placing a particular volume of insurance or insurance which leads to a certain level of insurer profitability. This lawsuit and these investigations have resulted in negative publicity and increased price volatility for securities of insurance companies.

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

•

Levels of inflation. We are exposed to inflation risk because we invest substantial funds in nominal assets, which are not indexed to the level of inflation, but the underlying liabilities are indexed to the level of inflation. Life insurance policies with reserves of approximately $6.5 million as of December 31, 2006 (representing 1.2 % of our total reserves), have death benefits that are guaranteed to grow based on inflation-linked indices. In times of rapidly rising inflation, the growth in amount of credited death benefit on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings. In addition, we are exposed to inflation risk with respect to some major medical insurance policies to the extent that medical costs increase with inflation at a greater pace than our ability to increase premiums. Inflation may also effect the adequacy of our reserves, making them inadequate and requiring us to increase our reserves.

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

Our ability to manage these risks depends in part on our successful utilization of catastrophic life reinsurance to limit the size of life insurance losses from a single event or multiple events, and life and disability reinsurance to limit the size of life or disability insurance exposure on an individual insured life. It also depends in part on state regulations that may prohibit us from excluding such risks or from withdrawing from or increasing premium rates in catastrophe-prone areas. Catastrophe reinsurance may not be available at commercially acceptable rates in the future. This means that the occurrence of a catastrophe could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

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

In addition to the occasional employment-related litigation to which all businesses are subject, we are a defendant in actions arising out of insurance and other related business operations. In addition, we are involved in various regulatory investigations and examinations relating to our operations. We may from time to time be subject to a variety of legal and regulatory actions relating to current and past business operations, including, but not limited to:

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

Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors. To that end, the laws of the various states establish insurance departments with broad powers with respect to such matters as:

•	licensing companies to transact business;
•	authorizing lines of business;
•	mandating capital and surplus requirements;
•	imposing dividend limitations;
•	regulating changes in control;
•	licensing agents and distributors of insurance products;
•	placing limitations on the minimum and maximum size of life insurance contracts;
•	restricting companies’ ability to enter and exit markets;
•	admitting statutory assets (which are assets determined in accordance with statutory accounting principles);
•	mandating some insurance benefits;
•	restricting companies’ ability to terminate or cancel coverage;
•	requiring companies to provide various types of coverage;
•	regulating premium rates, including the ability to increase premium rates;
•	approving policy forms;
•	regulating trade and claims practices;
•	imposing privacy and security requirements;
•	establishing reserve requirements and solvency standards;
•	restricting certain transactions between affiliates;
•	regulating the type, amounts and valuation of investments;
•

mandating assessments or other surcharges for guaranty funds (which are state mandated funds funded by contributions from insurance companies operating in a particular state and maintained to cover the obligations to policyholders of insolvent insurance companies);

•	regulating market conduct and sales practices of insurers and agents; and
•	restricting contact with consumers, such as the national “do not call” list, and imposing consumer protection measures.

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

Our stock and the stock of other companies in the insurance industry are subject to stock price and trading volume volatility, and you may be unable to resell your shares of our common stock at or above the price you paid for them.

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

Recently, stock prices of companies in the insurance industry have experienced substantial volatility as a result of civil complaints filed in the last three years by the Attorney General of the State of New York and investigations initiated by several other state agencies against several large insurance brokers. Also contributing to this volatility have been subsequent press reports indicating that these ongoing investigations of the insurance industry are expanding to include additional companies and practices. The recent volatility in insurance industry stocks may continue for the foreseeable future and may affect the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own six office buildings in Lancaster, South Carolina, where most of our operations are located. We also own an office building in Fort Mill, South Carolina. Our owned properties had an aggregate book value of approximately $7.1 million as of December 31, 2006. We also lease our principal executive offices in Minnetonka, Minnesota, a suburb of Minneapolis, where some members of our executive management team, some holding company and underwriting operations and a regional sales office are located. We lease offices in Greenville, South Carolina, where a processing center of our third-party administration business is located. We lease facilities in 16 other locations throughout the United States that house regional and field offices of our sales organization.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York, both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore, and Gibb are officers of KMG America and former employees of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On August 9, 2005, a hearing was held before the court to consider plaintiffs’ motion for a temporary injunction and on August 26, 2005, the court issued a ruling denying plaintiffs’ motion. The plaintiffs filed a notice of appeal of the court’s ruling with the Minnesota Court of Appeals. On September 5, 2006, the Minnesota Court of Appeals issued a ruling affirming the district court’s denial of plaintiffs’ motion for a temporary injunction. On December 21, 2006, the defendants filed a motion for summary judgment with the district court and a hearing on the motion was held on January 19, 2007. We expect a ruling from the Court in the second quarter of 2007. We believe plaintiffs’ allegations are without merit and intend to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, we believe the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations. The Company has been advised by the insurance carrier for its primary directors and officers insurance policy that the insurance carrier will, subject to the terms, conditions and limitations of the insurance policy, reimburse the Company for a significant portion of future defense costs and potential damages, losses and liabilities resulting from this litigation. The Company also has received partial reimbursement under the insurance policy for defense costs incurred to date. As a result, the Company expects that the ongoing defense cost reimbursements and reimbursements of any damages, losses or liabilities under the directors and officers insurance policy should reduce the risk that future defense costs and any damages, losses or liabilities may have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began trading on the New York Stock Exchange on December 16, 2004, under the symbol “KMA.” As of December 29, 2006, the last reported closing price per common share on the New York

Stock Exchange was $9.59. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares from January 1, 2005, through December 31, 2006.

	Price Range		Cash Dividend Per Share

	High	Low

2005
First Quarter	$11.30	$9.24	$0.00
Second Quarter	$10.40	$8.70	$0.00
Third Quarter	$10.39	$7.84	$0.00
Fourth Quarter	$9.18	$7.91	$0.00

2006
First Quarter	$10.70	$7.60	$0.00
Second Quarter	$9.42	$7.85	$0.00
Third Quarter	$8.80	$6.36	$0.00
Fourth Quarter	$9.73	$6.92	$0.00

Shareholder Information

As of February 23, 2007, we had 317 holders of record of our common shares. Our registrar and transfer agent is American Stock Transfer & Trust Company.

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

Our non-insurance subsidiary generally is not subject to state insurance laws, regulations and oversight. However, because our non-insurance subsidiary is owned, directly or indirectly, by Kanawha, any dividends or distributions that Kanawha receives from it are subject to state insurance regulations that limit dividends and distributions that Kanawha can make to KMG America, and consequently, that KMG America can pay to its shareholders.

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

Common Stock Authorized for Issuance Under Our 2004 Equity Incentive Plan

Prior to our initial public offering, our shareholders approved an equity compensation plan, the KMG America Corporation 2004 Equity Incentive Plan. The following table summarizes information with respect to the plan as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities which remain available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,913,425	$9.16	774,127
Equity compensation plans not approved by security holders	—	—	—
Total	1,913,425	$9.16	774,127

We have no equity compensation plan that has not been approved by our shareholders.

Performance Graph

The following graph is presented to compare the cumulative total return for the Corporation’s Common Stock to the cumulative total returns of the Dow Jones US Insurance Index and the S&P Smallcap 600 Index for the period from December 31, 2004 (the end of the Corporation’s short fiscal year following its initial public offering of Common Stock on December 16, 2004), through the close of the market on December 31, 2006, assuming an investment of $100 was made in the Corporation’s Common Stock and in each index on December 31, 2004, and that all dividends were reinvested.

Summary

Name	December 31, 2004	December 31, 2005	December 31, 2006

KMG America Corporation	100.00	83.46	87.18

S&P Smallcap 600 Index	100.00	106.65	121.66

Dow Jones US Insurance Index	100.00	111.53	121.72

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents:

•

Selected historical consolidated financial and other data as of December 31, 2002, 2003, and 2004 for our predecessor. The historical consolidated financial data as of December 31, 2003, and for each of the two years ended December 31, 2003 have been derived from, and should be read together with, our predecessor’s audited consolidated financial statements and the related notes;

•

Selected historical financial and other data for the period from January 21, 2004 (KMG America’s date of inception), to December 31, 2004, for KMG America. For such period, KMG America had insignificant operations and cash flows. See KMG America’s audited financial statements and the related notes included in this report; and

•

Selected historical consolidated financial and other data as of and for the year ended December 31, 2005 and 2006 for KMG America. The historical consolidated financial data as of December 31, 2005 and 2006, for KMG America have been derived from, and should be read together with, KMG America’s audited consolidated balance sheet and the related notes included in this report.

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

The financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our predecessor’s and our audited financial statements and the related notes included in this report.

KMG AMERICA CORPORATION AND PREDECESSOR

SELECTED CONSOLIDATED FINANCIAL DATA

	KMG America			Predecessor
	Year Ended December 31,		For the Period from January 21 through December 31,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
Selected earnings data:	(in thousands, except per share data)
Revenue:
Insurance premiums	$127,969	$106,887	$—	$102,836	$106,416	$98,643
Net investment income(1)	29,946	27,745	18	25,202	27,073	27,160
Commission and fee income	16,505	14,565	—	13,475	13,018	12,975
Realized investment gains (losses)	1,218	358	—	9,433	7,601	(3,004)
Gain on extinguishment of debt	1,021	—	—	—	—	—
Other income	4,451	3,868	—	3,108	2,317	1,869
Total revenue	181,110	153,423	18	154,054	156,425	137,643
Benefits and Expenses:
Policyholder benefits	99,842	84,288	—	90,175	89,261	81,285
Insurance commissions	12,725	9,635	—	9,690	9,074	7,351
General insurance expenses	45,465	41,905	284	27,795	29,538	28,407
Insurance taxes, licenses and fees	5,347	4,677	4	4,678	4,708	3,927
Depreciation and amortization	2,558	2,839	—	2,492	3,005	2,919
Amortization of policy acquisition costs and value of business acquired	4,106	3,467	—	9,468	9,589	9,515
Total benefits and expenses	170,043	146,811	288	144,298	145,175	133,404
Income before income taxes (benefit)	11,067	6,612	(270)	9,756	11,250	4,239
Provision for income taxes (benefit)	(3,848)	(2,128)	94	(3,566)	(3,499)	(1,157)
Income before cumulative effects of changes in accounting principle	7,219	4,484	(176)	6,190	7,751	3,082
Cumulative effect of change in accounting principle	—	176	—	—	—	—
Net Income	$7,219	$4,660	$(176)	$6,190	$7,751	$3,082
Net income per share:
Basic
Income per share before cumulative effects of changes in accounting principle	$.33	$.20	$(.01)	$2,369.27	$2,966.25	$1,179.36
Cumulative effects of change in accounting principle	—	.01	—	—	—	—
Basic Net Income per share	$.33	$.21	$(.01)	$2,369.27	$2,966.25	$1,179.36
Diluted
Income per share before cumulative effects of changes in accounting principle	$.33	$.20	$(.01)	$2,132.71	$2,679.87	$1,066.87
Cumulative effects of changes in accounting principle	—	.01	—	—	—	—
Diluted Net Income per share	$.33	$.21	$(.01)	$2,132.71	$2,679.87	$1,066.87
Cash dividends paid per share:
Basic	$—	$—	$—	$—	$669.77	$669.77
Diluted	$—	$—	$—	$—	$605.11	$605.89
Weighted-average shares outstanding:
Basic	22,187,830	22,085,585	22,071,641	2,612.83	2,612.83	2,612.83
Diluted	22,201,731	22,090,944	22,241,550	2,902.64	2,892.04	2,888.30

(1)

Net investment income for the year ended December 31, 2004, was negatively impacted by a $1.6 million incentive payment to one of our predecessor’s outside investment managers at the conclusion of the contract period. There are no other incentive arrangements of this type in effect, and this contract was terminated upon the closing of KMG America’s acquisition of Kanawha.

	KMG America			Predecessor
	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and investments	$580,080	$575,890	$578,541	$484,405	$486,616
Accrued investment income	6,503	5,917	4,912	5,387	5,929
Deferred acquisition costs (DAC)	28,454	14,032	—	80,657	71,723
Value of business acquired (VOBA)	70,766	72,639	74,481	29,605	33,582
Goodwill	—	—	—	1,258	1,258
Other assets	145,911	128,887	112,117	83,858	62,792
Total assets	$831,714	$797,365	$770,051	$685,170	$661,900
Total policy and contract liabilities	$572,364	$547,894	$530,915	$462,015	$440,824
Deferred income taxes	14,735	13,061	6,502	22,827	19,792
Other liabilities	52,563	48,927	44,846	26,851	34,550
Total liabilities	639,662	609,882	582,263	511,693	495,166
Total shareholders’ equity	192,052	187,483	187,788	173,477	166,734
Total liabilities and shareholders’ equity	$831,714	$797,365	$770,051	$685,170	$661,900

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in Items 1 and 1A of this report.

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

Worksite insurance business. Our worksite insurance business is a provider of life and health insurance products to employers and their employees. Our predecessor's marketing and sales efforts were primarily in the southeastern United States, predominately in Florida, South Carolina and North Carolina. Since acquiring our predecessor, we have begun to implement our business strategy to market our products nationwide. The primary insurance products that we underwrite include: life insurance; short-term disability insurance; dental insurance; indemnity health insurance; critical illness insurance; and employer excess risk insurance. For the year ended December 31, 2006, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $83.8 million, which accounted for 58.0% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which have added a new set of employer-paid life insurance, disability and health products to our existing voluntary products. Since December 2004, we have opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb and we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; Morristown, New Jersey; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; San Diego and San Francisco, California; Phoenix, Arizona; Denver, Colorado; and Minneapolis, Minnesota. We will base future expansion of our sales organization on developing market trends and our profit margins. The costs associated with any expansion of our sales organization will be recognized before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance product included in this business is long-term care insurance that we underwrote. For the year ended December 31, 2006, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $41.5 million, which accounted for 28.7% of our premiums, commissions and fees, excluding intercompany payments, in that period.

Effective January 1, 2006, we ceased actively underwriting long-term care insurance policies. Significant factors that contributed to our decision to cease actively underwriting long-term care insurance policies include, among others: (1) sales for this business were significantly lower than originally projected; and (2) the lack of strategic fit between the underwriting and distribution of long-term care products and our current strategy of focusing on worksite marketing of life and health insurance products. We intend to retain and actively manage the existing block of in-force long-term care insurance policies (including the right to receive future premiums and the liability for future claims).

Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the year ended December 31, 2006, our third-party administration business produced commissions and fees, excluding intercompany payments, of $16.1 million, which accounted for 11.2% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

In addition, we have retained our predecessor’s closed block of life and health insurance business reported in the acquired business segment and the investment and marketing activities reported in the corporate and other segment. While acquisitions of books of business from other insurance carriers is not one of our principal growth strategies, we will consider making acquisitions on an opportunistic basis if we can complete the acquisitions on favorable financial terms that we expect to be generally accretive to earnings per share and return on equity while maintaining our financial strength ratings.

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

•

The worksite insurance industry is increasingly focused on integration, coordination and simplification of products and services. Human resource departments often have limited resources with which to address the significant administrative complexity associated with many worksite insurance products. Our technology based administrative solutions and coordination of sales and service of voluntary group insurance products are designed to address these issues.

•	Insurance intermediaries are consolidating throughout the United States. This increases the focus on revenue growth by intermediaries, which creates demand for our unique voluntary benefit products.
•

The volatility in the equity markets over the past few years has posed a number of problems for some participants in the life and health insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We and our predecessor have historically had minimal equity exposure (less than 1% of total invested assets as of December 31, 2006) and we plan to continue to manage equity asset allocations conservatively in the future.

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

•

Some life and health insurance companies have suffered significant reductions in capital and will have to improve their capital adequacy ratios to support their business or divest a portion of their business. We expect these trends to have a positive impact on our competitive position in the industry as carriers become more disciplined with product pricing and/or exit markets or product lines in which we will compete.

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

•

There is a trend of consolidation of insurance carriers, product lines and services in the insurance marketplace, which increases the likelihood that insureds or their employers will elect not to renew existing policies with their existing carrier and will purchase new policies with another carrier. This trend benefits new entrants to the insurance markets, such as KMG America, by increasing the opportunities to place new policies. Consolidation in the insurance market also reduces the number of products and service choices, which creates opportunities for insurance companies to grow by creating new and specialized insurance products to fill niches.

•

We have observed that our earnings in the first and second quarters of our fiscal year are typically less than our earnings in the third and fourth quarters of our fiscal year. This seasonality is due, in part, to the fact that a majority of our outstanding long term care insurance policies have anniversary dates in the first half of the fiscal year, and policy reserve increases, (which are reflected as an expense on our statement of operations) are made as of the policy anniversary date. We expect that this seasonality effect will diminish as our long term care policies become a smaller portion of our total liabilities, although we anticipate this seasonality effect will occur again in 2007. Also contributing to the seasonality effect is that more of our voluntary benefit sales occur in the second half of our fiscal year, which increases our revenue for that period. This seasonality effect is due, in large part, to a significant number of employers offering their employees open enrollment for benefits purchases during the last half of the calendar year.

•

Pricing in the medical excess risk insurance market has proven to be cyclical, with periods of competitively lower pricing and periods of competitively higher pricing. Over the past two years, we have experienced a cycle where the market is offering this product line at competitively low prices. In order to compete in the market, we must consider offering our medical excess risk insurance product at lower prices, which may reduce our profit margins. We have seen evidence of the excess risk insurance market firming over the past few quarters, which suggests a developing trend towards higher competitive pricing for this product line.

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

Revenues. We derive our revenues primarily from the sale of our insurance policies and, to a lesser extent, fee income from administrative services and commissions on the placement of third-party insurance products. Sales of insurance policies are recognized in revenue when earned as insurance premiums, while sales of administrative services and commission income are recognized as fee income on our consolidated statements of operations when earned.

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

Expenses. Our expenses primarily consist of policyholder benefits, insurance commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs, or DAC, and value of business acquired, or VOBA, and general insurance operating expenses.

Reserves. Policy benefit reserves and other claim reserves are established according to generally accepted actuarial principles and are based on a number of factors. These factors include historical claim payments experience and actuarial assumptions used to estimate expected future claims experience. These assumptions and other factors include trends in claims severity, frequency and other factors discussed below, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing changes. The methods of making these estimates and establishing the related reserves are periodically reviewed and updated.

Policy benefit and claim reserves do not represent an exact calculation of our ultimate liability, but instead represent our probability-based estimate of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. Policy benefit reserves represent reserves established for claims not yet incurred. Claim reserves represent liabilities established for claims that have been incurred and have future benefits to be paid as of the balance sheet date. The adequacy of reserves will be impacted by future trends in claims severity, frequency and other factors including:

•	changes in the economic cycle;
•	the level of market interest rates and inflation;
•	emerging medical perceptions regarding physiological or psychological causes of disability;
•	emerging health issues and new methods of treatment or accommodation;
•	legislative changes and changes in taxation;
•	inherent claims volatility in a new book of business, such as our employer excess risk insurance; and
•	claims handling procedures.

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

Reserving Methodology. Policy benefit reserves for life insurance, long-term care insurance, individual and group accident and health insurance, disability insurance and group life and health insurance are recorded at the present value of future benefits to be paid to policyholders less the present value of the future net premiums (this method is called the “net level premium method”). These amounts are estimated and include assumptions made when the policy is issued as to the expected investment yield, inflation, mortality, morbidity, claim termination rates, awards for social security and withdrawal rates, as well as other assumptions that are based on our experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations. Throughout the life of the policy, reserves are based on these original assumptions and cannot be modified pursuant to GAAP unless policy reserves prove inadequate. We also record an unearned premium reserve which represents the portion of premiums collected or due and unpaid which is intended to pay for insurance coverage in a period after the current accounting period.

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

Deferred Acquisition Costs. The costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred to the extent that these costs are deemed recoverable from future premiums or gross profits and are amortized into income as discussed below. Acquisition costs primarily consist of commissions, policy issuance expenses and some direct marketing expenses.

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

Value of Business Acquired. VOBA is the value assigned to the insurance in force of acquired insurance companies or blocks of business at the date of acquisition. The amortization of VOBA is recognized using amortization schedules established at the time of the acquisitions based upon expected patterns of premiums, mortality, policy lapses, and morbidity as adjusted to take into account variances between expected and actual costs. VOBA is amortized over the expected life of the underlying business reinsured (or acquired).

We eliminated all of our predecessor’s historical VOBA upon the closing of the Kanawha acquisition as part of our application of GAAP purchase accounting requirements. We simultaneously re-established VOBA for the value of our predecessor’s in force business. VOBA interest rate assumptions to amortize the VOBA were also reset upon the closing of the Kanawha acquisition and the rate was approximately 6.0% on both December 31, 2005 and December 31, 2006.

Under our assumptions as of December 31, 2006, we estimate that the amortization of VOBA, for the next five years will be as follows:

Year Ended December 31:	Amortization
2007	4.96%
2008	4.93
2009	5.24
2010	5.23
2011	5.14

If actual lapse and mortality experience is higher or lower than assumed for the table above, then actual amortization will be faster or slower, respectively, than indicated in the table.

Investments. We regularly monitor our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued and that any impairment is charged against earnings in the proper period. Our investment portfolio is managed by an external asset management firm, with the exception of certain invested assets that are managed internally. Our methodology used to identify potential impairments requires judgment by us in conjunction with our investment managers.

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

Reinsurance. As part of our overall risk and capacity management strategy, we purchase reinsurance for loss protection to manage individual and aggregate risk exposure and concentration, to free up capital to allow us to write additional business and, in some cases, effect business dispositions. We utilize ceded reinsurance for those product lines where there is exposure on a per risk basis or in the aggregate which exceeds our internal risk retention and concentration management guidelines.

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

Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. In the event one or more assuming companies were to default on its obligations, it could have an adverse effect on our business, results of operations and financial condition. To limit this risk, we have implemented procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. In some cases, the reinsurers have placed amounts in trust that would be the equivalent of the recoverable amount and for which we are the beneficiary. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management experience and current economic conditions. As of December 31, 2006, 2005 and 2004, there were no allowances for doubtful accounts.

Results of Operations

Consolidated Overview. The following table presents:

•	Historical consolidated financial information for the year ended December 31, 2004 for our predecessor.

•

Historical consolidated financial information for the period from January 21, 2004 (KMG America’s date of inception), to December 31, 2004 and for the years ended December 31, 2005 and 2006, for KMG America.

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

	KMG America			Predecessor
	Year Ended December 31,		For the Period from January 21 through December 31,	Year Ended December 31,
	2006	2005	2004	2004
	(dollars in thousands)
Revenues:
Insurance premiums	$127,968.7	$106,887.5	$—	$102,835.6
Net investment income(1)	29,945.8	27,744.9	18.4	25,202.4
Commission and fees	16,504.7	14,564.6	—	13,475.5
Net realized gains	1,218.5	358.3	—	9,432.6
Gain on extinguishment of debt	1,020.8	—	—	—
Other income	4,451.6	3,867.9	—	3,108.2
Total revenues	181,110.1	153,423.2	18.4	154,054.3

Benefits and expenses:
Policyholder benefits	99,842.3	84,287.7	—	90,175.0
Commissions	12,724.7	9,635.2	—	9,690.1
General expenses	45,465.0	41,904.7	284.4	27,795.0
Taxes, licenses and fees	5,347.4	4,677.4	4.1	4,677.6
Depreciation and amortization	2,558.0	2,838.7	—	2,491.9
Amortization of DAC	4,105.6	3,467.5	—	9,468.3
Total benefits and expenses	170,043.0	146,811.2	288.5	144,297.9

Income (loss) before income taxes	11,067.1	6,612.0	(270.1)	9,756.4
Income taxes (benefit)	(3,848.2)	(2,128.2)	94.5	(3,565.9)

Income (loss) before cumulative effects of changes in accounting principle	7,218.9	4,483.8	(175.6)	6,190.5

Cumulative effect of accounting change	—	175.7	—	—
Net Income (Loss)	$7,218.9	$4,659.5	$(175.6)	$6,190.5
Benefits to premiums ratio(2)	78.0%	78.9%	N/A	87.7%

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

Discussion of Results by Business Segment

The following section discusses significant factors that impact our revenues and insurance underwriting results segregated into the following five business segments:

Worksite insurance business. The worksite insurance business provides life and health insurance products to employers and their employees. This business segment includes worksite business as well as individual insurance business sold directly to the end consumer and not considered part of the senior market business. The primary insurance products sold by this business include life, short-term disability, long-term disability, dental, indemnity health, employer excess risk and critical illness. The earnings reported in any period for our worksite insurance business generally depends on growth in underwritten business, business mix, persistency of business in force, benefit payouts and administrative expenses incurred. Revenues are generated primarily from new and renewal premiums. The worksite insurance business also includes business sold through our career agency distribution channel, which is a group of agents and managers that are our employees that sell life and health insurance products directly to individuals and small businesses.

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

Third-party administration business. The third-party administration business provides administrative services to both the worksite insurance business and the senior insurance market business, as well as to third parties such as employers with self-funded insured health plans, other insurance carriers who do not administer the plans they offer, reinsurers and managed care plans. Fees paid by our insurance operations to our third-party administrative services subsidiary are eliminated in our consolidated financial statements. Fees received from third parties for these services are recorded as commissions and fee income in our consolidated statements of operations. Costs associated with the operation of this business primarily reflect general overhead expenses and related information technology costs that are reflected in our consolidated statements of operations as general insurance expenses.

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

Definitions of Insurance Terms

The following list includes definitions of insurance terms used in the discussion of our consolidated results of operations. Terms are listed in alphabetical order.

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

Consolidated Results of Operations

The following discussion reflects our and our predecessor’s results for the years ended December 31, 2006, 2005, and 2004.

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

The following represents a summary of our and our predecessor’s statement of operations and asset composition by reportable segment. Except as noted, the financial statement information of the Predecessor set forth below is reported on a historical basis without GAAP purchase accounting adjustments reflecting the acquisition of the predecessor.

During the quarter ended June 30, 2006, the Company implemented the use of seriatim PGAAP reserve factors. While the implementation of seriatim PGAAP factors did not change total reserves of the Company, it did result in a reallocation of reserves among the worksite insurance, senior market insurance and acquired business segments. This reallocation has been reflected in the current results of the affected segments.

The result of the reallocation of reserves between business segments was to strengthen reserves by $37.5 million in the senior market insurance business segment. This was offset by a reduction in reserves of $31.2 million in the acquired business segment and $6.3 million in the worksite segment. No material effect to overall policy reserves or to earnings results from the reallocation. Subsequent reserve adequacy testing of policy reserves by segment indicates that the resulting alignment of reserves is sufficient in each segment.

This reallocation of reserves between business segments does impact the comparability of the current reported policyholder benefits and the resulting reported benefit ratios by segment.

	KMG America			Predecessor
	For Year Ended December 31,		For the Period from January 21 through December 31,	For the Year Ended December 31,
	2006	2005	2004	2004
Worksite Insurance Business
Insurance premiums	$83,795,394	$60,528,639	$—	$56,308,493
Net investment income	7,180,951	6,524,218	—	5,028,355
Commission and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	395,735	172,142	—	263,734
Total revenues	91,372,080	67,224,999	—	61,600,582
Policyholder benefits	55,650,934	43,556,110	—	44,292,442
Commissions	7,203,019	3,741,433	—	3,779,844
Expenses, taxes, fees and depreciation	17,633,880	16,327,059	—	9,966,881
Amortization of DAC and VOBA	2,712,883	3,657,962	—	6,208,791
Total benefits and expenses	83,200,716	67,282,564	—	64,247,958
Income (loss) before Federal income tax	$8,171,364	$(57,565)	$—	$(2,647,376)
Total assets	$170,761,006	$166,401,638	$—	$169,760,986	(1)
Senior Market Insurance Business
Insurance premiums	$41,486,187	$42,239,844	$—	$42,060,326
Net investment income	7,868,932	4,641,343	—	3,878,429
Commission and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	3,180,609	2,935,257	—	2,346,577
Total revenues	52,535,728	49,816,444	—	48,285,332
Policyholder benefits	68,737,309	35,355,291	—	35,829,058
Commissions	5,155,456	5,494,810	—	5,481,986
Expenses, taxes, fees and depreciation	2,957,915	3,995,699	—	3,695,003
Amortization of DAC and VOBA	1,586,879	553,539	—	641,079
Total benefits and expenses	78,437,559	45,399,339	—	45,647,126
Income(loss) before Federal income tax	$(25,901,831)	$4,417,105	$—	$2,638,206
Total assets	$259,132,462	$193,889,081	$—	$160,381,684	(1)
Third-Party Administration Business
Insurance premiums	$—	$—	$—	$—
Net investment income	—	—	—	—
Commission and fees	16,126,591	14,263,603	—	13,295,120
Net realized gains	—	—	—	—
Other income	504	3,052	—	798
Total revenues	16,127,095	14,266,655	—	13,295,918
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	14,049,613	12,838,087	—	12,200,228
Amortization of DAC and VOBA	—	—	—	—
Total benefits and expenses	14,049,613	12,838,087	—	12,200,228
Income (loss) before Federal income tax	$2,077,482	$1,428,568	$—	$1,095,690
Total assets	$9,755,772	$11,102,572	$—	$8,186,306	(1)

	KMG America				Predecessor
	For the Year Ended December 31,		For the Period from January 21 through December 31,		For the Year Ended December 31,
	2006	2005	2004		2004
Acquired Business
Insurance premiums	$2,687,116	$4,119,035	$—		$4,466,726
Net investment income	8,056,398	7,807,899	—		8,507,129
Commissions and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	70,945	69,072	—		115,613
Total revenues	10,814,459	11,996,006	—		13,089,468
Policyholder benefits	(24,545,954)	5,376,325	—		10,053,493
Commissions	366,172	398,989	—		428,247
Expenses, taxes, fees and depreciation	2,519,477	2,740,522	—		2,829,686
Amortization of DAC and VOBA	(194,140)	(744,002)	—		2,618,432
Total benefits and expenses	(21,854,445)	7,771,834	—		15,929,858
Income (loss) before Federal income tax	$32,668,904	$4,224,172	$—		$(2,840,390)
Total assets	$161,089,271	$204,288,455	$—		$215,850,711	(1)
Corporate and Other
Insurance premiums	$—	$—	$—		$—
Net investment income	6,839,525	8,771,411	18,408		7,788,499
Commissions and fees	378,073	301,024	—		180,402
Net realized gains	1,218,465	358,318	—		9,432,585
Gain on extinguishment of debt	1,020,839	—	—		—
Other income	803,849	688,349	—		381,505
Total revenues	10,260,751	10,119,102	18,408		17,782,991
Policyholder benefits	—	—	—		—
Commissions	—	—	—		—
Expenses, taxes, fees and depreciation	16,209,552	13,519,416	288,489		6,272,750
Amortization of DAC and VOBA	—	—	—		—
Total benefits and expenses	16,209,552	13,519,416	288,489		6,272,750
Income (loss) before Federal income tax	$(5,948,801)	$(3,400,314)	$(270,081)		$11,510,241
Total assets	$230,975,335	$221,683,323	$770,051,331		$157,714,248	(1)
Total Company:
Insurance premiums	$127,968,697	$106,887,518	$—		$102,835,545
Net investment income	29,945,806	27,744,871	18,408		25,202,412
Commissions and fees	16,504,664	14,564,627	—		13,475,522
Net realized gains	1,218,465	358,318	—		9,432,585
Gain on extinguishment of debt	1,020,839	—	—		—
Other income	4,451,642	3,867,872	—		3,108,227
Total revenues	181,110,113	153,423,206	18,408		154,054,291
Policyholder benefits	99,842,289	84,287,726	—		90,174,993
Commissions	12,724,647	9,635,232	—		9,690,077
Expenses, taxes, fees and depreciation	53,370,437	49,420,783	288,489		34,964,548
Amortization of DAC and VOBA	4,105,622	3,467,499	—		9,468,302
Total benefits and expenses	170,042,995	146,811,240	288,489		144,297,920
Income (loss) before Federal income tax	$11,067,118	$6,611,966	$(270,081)		$9,756,371
Total assets	$831,713,846	$797,365,069	$770,051,331	$	N/A(2)

(1) KMG America at December 31, 2004, adjusted for purchase accounting adjustments to reflect the Kanawha acquisition.

(2)Aggregate total assets for our predecessor as of December 31, 2004, is not reported because our predecessor had been acquired by KMG America at that date and our predecessor’s assets had been consolidated into the KMG America balance sheet at that date.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Financial Results Overview. Net income for the year ended December 31, 2006, increased $ 2.5 million, or 53.2%, to $ 7.2 million from net income of $ 4.7 million in 2005.The increase in net income was primarily due to increases in premiums, net investment income, and net realized gains, offset by increases in policyholder benefits and general expenses, all of which are described in greater detail below.

Revenues. Total revenues for the year ended December 31, 2006, increased $27.7 million, or 18.1%, to $181.1 million from total revenues of $153.4 million in 2005. The primary factors causing the fluctuations are explained below under the captions “Premiums,” “Net Investment Income” “Commission and Fee Income” “Realized Investment Gains and Losses” and “Other Income”.

Premiums. The following table presents the distribution of premiums by type and business segment.

	For the year ended December 31, 2006				For the year ended December 31, 2005				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$44.7	$0.7	$—	$45.4	$18.6	$1.8	$—	$20.4	$26.1	$(1.1)	$—	$25.0
Renewal	45.6	55.0	—	100.6	45.0	54.2	—	99.2	0.6	0.8	—	1.4
Total	90.3	55.7	—	146.0	63.6	56.0	—	119.6	26.7	(0.3)	—	26.4
Assumed
New	2.7	—	—	2.7	—	—	—	—	2.7	—	—	2.7
Renewal	0.7	—	2.7	3.4	—	—	4.1	4.1	0.7	—	(1.4)	(0.7)
Total	3.4	—	2.7	6.1	—	—	4.1	4.1	3.4	—	(1.4)	2.0
Ceded
New	(8.8)	(0.4)	—	(9.2)	(2.1)	(1.0)	—	(3.1)	(6.7)	0.6	—	(6.1)
Renewal	(1.1)	(13.8)	—	(14.9)	(1.0)	(12.8)	0.0	(13.8)	(0.1)	(1.0)	—	(1.1)
Total	(9.9)	(14.2)	—	(24.1)	(3.1)	(13.8)	0.0	(16.9)	(6.8)	(0.4)	—	(7.2)
Net
New	38.6	0.3	—	38.9	16.5	0.8	—	17.3	22.1	(0.5)	—	21.6
Renewal	45.2	41.2	2.7	89.1	44.0	41.4	4.1	89.5	1.2	(0.2)	(1.4)	(0.4)
Total	83.8	41.5	2.7	128.0	60.5	42.2	4.1	106.8	23.3	(0.7)	(1.4)	21.2

Worksite net new premiums increased $22.1 million, or 133.9%, to $38.6 million for the year ended December 31, 2006, from $16.5 million for the year ended December 31, 2005, due to increased sales volumes generated by the new KMG America sales force. There were direct new premiums of $44.7 million, offset by $8.8 million of ceded new premiums. In addition, there was $2.7 million of new reinsurance assumed premium for the block acquisition of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company.

Effective September 1, 2006, KMG America’s subsidiaries Kanawha and Kanawha HealthCare Solutions entered into a reinsurance and administrative arrangement with Columbian Life Insurance Company (“CLIC”) and Columbian Mutual Life Insurance Company (“CMLIC”). CLIC and CMLIC are affiliates of each other. Under the arrangement, Kanawha reinsures 100% of the risk of a block of voluntary term life insurance policies and universal life insurance policies from CLIC and CMLIC. Kanawha HealthCare Solutions, Inc. will assume responsibility for the administration of these policies. As part of the transaction, CLIC and CMLIC also assigned key trademarks to Kanawha for these insurance policies and their marketing brand, “UNIQ Benefit Solutions”.

Senior market net new premiums decreased $0.5 million, or 62.5%, to $0.3 million for the year ended December 31, 2006, from $0.8 million for the year ended December 31, 2005 due to decreased sales volumes as the Company effective December 31, 2005, ceased actively underwriting new long term care policies. Sales in 2006 result from business submitted prior to December 31, 2005 and issued in 2006, as well as the exercise of guaranteed purchase options on in force policies. Net renewal premiums decreased $ 0.2 million, or 0.5% to $41.2 million for the year ended December 31, 2006, from $41.4 million for the year ended December 31, 2005. This business represents the insurance in force created by prior year sales.

Acquired business premiums decreased $1.4 million, or 34.1%, to $2.7 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. We have not acquired any blocks of business in this segment since 1999 and the decline is a result of policy lapses.

Net Investment Income. Net investment income increased $2.2 million, or 7.9%, to $29.9 million in the year ended December 31, 2006, from $27.7 million in the year ended December 31, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income in 2006 occurred primarily as a result of investing in longer term securities in combination with higher interest rates in 2006. Cash and invested assets on an amortized cost basis increased $7.3 million, or 1.3%, to $590.9 million as of December 31, 2006, from $583.6 million as of December 31, 2005. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

The average yield on cash and invested assets on an amortized cost basis was 5.06 % for the year ended December 31, 2006, compared to an average yield of 4.78 % for the year ended December 31, 2005. This increase resulted from higher interest rates combined with the significantly lesser amount of assets held in cash during 2006.

Net investment income is allocated to our various business segments on a pro rata basis based on the invested assets attributed to the business segment. Assets attributed to the senior market insurance segment continue to increase as a result of policy reserve increases in this segment, while assets attributed to the acquired segment continue to decline as this business lapses. In addition, the reallocation of reserves has a corresponding reallocation of attributed assets between business segments. This balance sheet impact is further discussed in Note 16 Business Segments,” of the “Notes to Consolidated Financial Statements” included in this report, which is incorporated herein by reference.

Commission and Fee Income. Commission and fee income increased $1.9 million, or 13.0%, to $16.5 million for the year ended December 31, 2006, from $14.6 million for the year ended December 31, 2005. Most of the commission and fee income was from administrative fees relating to third-party administration. The increase was due to an increase in business in force resulting from increased sales of our administrative services.

Realized Investment Gains and Losses. Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain in the year ended December 31, 2006 increased by $0.8 million to $1.2 million from $0.4 million in the year ended December 31, 2005. The net loss realized on fixed maturity securities in the year ended December 31, 2006, totaled $0.6 million compared to a net gain realized on fixed maturity securities of $0.1 million in the year ended December 31, 2005. The capital losses recognized in 2006 resulted from the sale of assets as is necessary from time to time in order to keep the portfolio properly structured. Offsetting these capital losses in 2006 were capital gains of $0.6 million which were recognized due to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/ or losses are directly offset with increases and /or decreases in compensation expenses. Also, there was recognition of $1.3 million of additional capital gains in 2006 as the result of the sale of our investment in a limited liability company owned by a subsidiary of Kanawha Insurance Company. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Gain on extinguishment of debt. In the fourth quarter of 2006 the Company realized a $1.0 million gain on the payoff of its subordinated promissory note to the former owners of Kanawha.

Other Income. Other income increased $0.6 million, or 15.4%, to $4.5 million in the year ended December 31, 2006, from $3.9 million in the year ended December 31, 2005, reflecting increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums. Also, there was $0.2 million of other income from the new reinsurance assumed universal life policies’ premium loads and fees for the block acquisition from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company.

Benefits and Expenses. Total benefits and expenses increased $23.2 million, or 15.8%, to $170.0 million in the year ended December 31, 2006, from $146.8 million in the year ended December 31, 2005. The primary factors causing this increase are explained below under the captions “Policyholder Benefits”, “Insurance Commissions”, “General Insurance Expenses”, “Insurance Taxes, Licenses and Fees” and “Amortization of DAC and VOBA.”

Policyholder Benefits. Policyholder benefits increased $15.5 million, or 18.4%, to $99.8 million in the year ended December 31, 2006, from $84.3 million in the year ended December 31, 2005. This produced a benefits to premium ratio of 78.0 % in 2006 compared to 78.9 % in 2005. The primary drivers behind the benefits to premium ratio change by segment is discussed in the next three paragraphs.

Worksite marketing policyholder benefits increased $12.1 million, or 27.8%, to $55.7 million for the year ended December 31, 2006, from $43.6 million for the year ended December 31, 2005. This produced a benefits to premium ratios of 66.4% for the year ended December 31, 2006, compared to 72.0% for the year ended December 31, 2005. The 2006 ratio is impacted by the $6.3 million conversion adjustment to PGAAP seriatim reserve factors from the aggregate method which was completed as of June 30, 2006 , and resulted in decreased benefits coupled with an increase in new premiums with more favorable benefit ratios. The 2006 benefits to premium ratio excluding the reserve conversion impact would be 73.9%. The unfavorable benefit experience in the worksite segment is driven by a few factors. The Company increased loss reserves on its stop loss cases by $2.0 million in the fourth quarter of 2006 related to the continued transition from formula reserving to actual claims experience as claims associated with cases written in 2005 and early 2006 continue to exceed pricing expectations. The Company had also recognized additional loss reserves of $0.9 million in the third quarter of 2006. Volatility, both favorable and unfavorable, is not uncommon in small, growing books of business. Cases giving rise to these excess claims have since been re- priced or did not renew.

Senior market policyholder benefits increased $33.3 million, or 94.1%, to $68.7 million for the year ended December 31, 2006, from $35.4 million for the year ended December 31, 2005. This produced a benefits to premium ratios of 165.7% for the year ended December 31, 2006, compared to 83.7% for the year ended December 31, 2005. The 2006 ratio is impacted by the $37.5 million conversion adjustment to PGAAP seriatim reserve factors from the aggregate method which was completed as of June 30, 2006, and resulted in increased benefits. The 2006 benefits to premium ratio excluding the reserve conversion impact would be 75.3%.

Acquired business policyholder benefits decreased $29.9 million to $(24.5) million for the year ended December 31, 2006, from $5.4 million for the year ended December 31, 2005. This produced benefits to premium ratios of (913.5)% for the year ended December 31, 2006, compared to 130.5% for the year ended December 31, 2005. The 2006 ratio is impacted by the $31.2 million conversion adjustment to PGAAP seriatim reserve factors from the aggregate method which was completed as of June 30, 2006, and resulted in decreased benefits. Also, coupled with this is the fact that these benefits to premium ratios are impacted by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. The 2006 benefits to premium ratio excluding the reserve conversion impact would be 248.9%.

Insurance Commissions. Commission expenses increased $3.1 million, or 32.3%, to $12.7 million in the year ended December 31, 2006, from $9.6 million in the year ended December 31, 2005. The increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of excess risk products.

General Insurance Expenses. General insurance expenses increased $3.5 million, or 8.4%, to $45.4 million in the year ended December 31, 2006, from $41.9 million in the year ended December 31, 2005. The increased expenses in the year ended December 31, 2006, are primarily attributable to increases in salaries and related benefits due to the additional staff associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel. Also, there was the recognition of employee and director stock option and common stock expense of $1.4 million as a result of the adoption of SFAS123(R) – Share Based Compensation. Fourth quarter 2006 expenses include a one-time pretax benefit of $1.0 million related to the discount associated with retiring and replacing the Company's $15 million subordinated note with bank debt.

Insurance Taxes, Licenses and Fees. Insurance taxes, licenses and fees increased $0.6 million, or 12.8%, to $5.3 million in the year ended December 31, 2006 from $4.7 million in the year ended December 31, 2005. The increase is driven by employment taxes related to additional staffing and additional premium taxes due to the increased premiums primarily as a result of new business in the worksite segment.

Amortization of DAC and VOBA. First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $15.6 million and $15.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment somewhat offset by the decrease in net new long-term care premiums in the senior segment.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) increased $0.6 million, or 17.1%, to $4.1 million for the year ended December 31, 2006, from $3.5 million for the year ended December 31, 2005. The DAC balance at December 31, 2006 has increased by $14.5 million, or 103.6%, over the balance at December 31, 2005. This is due to the fact that our predecessor’s DAC balance was eliminated at December 31, 2004, when the acquisition was completed. Therefore, as of December 31, 2005 there was only one year of deferrals compared to two years of deferrals as of December 31, 2006. The increase in the DAC balance accounts for the related increase in amortization expense.

Provision for Income Taxes. Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the years ended December 31, 2006, and 2005 were 34.8 % and 32.2 % respectively. The variations in these rates are due to the fact that a portion of our consolidated income for the years ended December 31, 2006 and December 31, 2005 resulted from a subsidiary that has net operating loss carry forwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company. The variation in the overall consolidated rate between periods is driven by the level of the subsidiary’s contribution to total income.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Financial Results Overview. Net income for the year ended December 31, 2005, decreased $1.5 million, or 24.2%, to $4.7 million from net income of $6.2 million in 2004. The decrease in net income was primarily due to decreases in revenues as the result of decreases in net realized gains offset by increases in premiums. In addition there were increases in expenses offset by decreases in policyholder benefits, all of which are described in greater detail below.

Revenues. Total revenues for the year ended December 31, 2005, decreased $0.7 million, or 0.5%, to $153.4 million from total revenues of $154.1 million in 2004. The primary factors causing the fluctuations are explained below under the captions “Premiums,” “Net Investment Income” “Commission and Fee Income” “Realized Investment Gains and Losses” and “Other Income”.

Premiums. The following table presents the distribution of premiums by type and business segment.

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

Net Investment Income. Net investment income increased $2.5 million, or 9.9%, to $27.7 million in the year ended December 31, 2005, from $25.2 million in the year ended December 31, 2004. Net investment income for 2004 was negatively impacted by a non-recurring $1.6 million incentive payment to one of Kanawha’s outside investment managers at the conclusion of the contract period. Excluding this item, net investment income increased $0.9 million in the year ended December 31, 2005. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income in 2005 occurred as a result of an increase in total cash and investments of approximately $58.0 million that occurred in conjunction with the completion of our initial public offering on December 21, 2004. These proceeds were held in short term investments or cash equivalents for the majority of 2005, which produced lower effective yields for that portion of the portfolio. Invested assets increased by $82.2 million or 17.8%, to $543.3 million as of December 31, 2005, from $461.1 million as of December 31, 2004, reflecting the investment of cash generated by 2004 asset sales and our initial public offering. Generally, increases in cash and invested assets are due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

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

Commission and Fee Income. Commission and fee income increased $1.1 million, or 8.1%, to $14.6 million for the year ended December 31, 2005, from $13.5 million for the year ended December 31, 2004. Most of the commission and fee income was from administrative fees relating to third-party administration. The increase was due to an increase in business in force resulting from increased sales of our administrative services.

Realized Investment Gains and Losses. Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain in the year ended December 31, 2005 decreased by $9.0 million to $0.4 million from $9.4 million in the year ended December 31, 2004. The net gain realized on fixed maturity securities in the year ended December 31, 2005, totaled $0.1million compared to a net gain realized on fixed maturity securities of $7.1 million in the year ended December 31, 2004. In 2004, our predecessor’s investment committee elected to take advantage of favorable market conditions for fixed maturity securities by selling certain fixed maturity securities to recognize gains. Realized gains on fixed maturity securities in 2005 and 2004 were negatively impacted by impairment charges of $0.2 million and $0.5 million, respectively. The net gain realized on equity securities in the year ended December 31, 2005, totaled $0.0 million compared to a net gain realized on equity securities of $2.4 million for the year ended December 31, 2004. The 2004 gains on equity securities were due to our predecessor’s investment committee’s election to take advantage of favorable market conditions by selling certain common stocks to recognize gains on these sales. Realized gains on equity securities in 2005 and 2004 were negatively impacted by impairment charges of $0.0 million and $0.2 million, respectively. The net gain realized on other investments in the year ended December 31, 2005, totaled $0.2 million compared to a net gain realized on other investments of $0.4 million for the year ended December 31, 2004. Other investments represent the assets purchased to support the deferred compensation liability of the company, and realized gains and or losses are directly offset with increases and or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income. Other income increased $0.8 million, or 25.8%, to $3.9 million in the year ended December 31, 2005, from $3.1million in the year ended December 31, 2004. In 2005, other income includes $0.3 million of proceeds from litigation settlements, resulting from our participation in various class action litigation matters. The remaining increases reflect increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses. Total benefits and expenses increased $2.5 million, or 1.7%, to $146.8 million in the year ended December 31, 2005, from $144.3 million in the year ended December 31, 2004. The primary factors causing this increase are explained below under the captions “Policyholder Benefits”, “Insurance Commissions”, “General Insurance Expenses”, “Insurance Taxes, Licenses and Fees” and “Amortization of DAC and VOBA.”

Policyholder Benefits. Policyholder benefits decreased $5.9 million, or 6.5%, to $84.3 million in the year ended December 31, 2005, from $90.2 million in the year ended December 31, 2004. This produced a benefits to premium ratio of 78.9% in 2005 compared to 87.7% in 2004. The benefits to premium ratio declined primarily as a result of the GAAP purchase accounting adjustments described in the next three paragraphs.

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

Insurance Commissions. Commission expenses decreased $0.1 million, or 1.0%, to $9.6 million in the year ended December 31, 2005, from $9.7 million in the year ended December 31, 2004. This change resulted from normal fluctuations related to renewal premiums.

General Insurance Expenses. General insurance expenses increased $14.1million, or 50.7%, to $41.9 million in the year ended December 31, 2005, from $27.8 million in the year ended December 31, 2004. General insurance expenses for 2005 include approximately $13.3 million of incremental costs associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel, occupancy costs, infrastructure development, back-office expenses, director and officer and related types of insurance coverage, and costs associated with being a public company. Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors. During 2005, we incurred $0.7 million in defense costs related to the ReliaStar litigation and shut down costs of $0.3 million associated with the sale of our Ft. Myers based senior market insurance agency office. We also incurred deferred compensation expenses of $0.2 million associated with the increase in market value of the deferred compensation plan assets. The deferred compensation expenses are directly offset with realized investment gains of the same amount.

Insurance Taxes, Licenses and Fees. Insurance taxes, licenses and fees were unchanged at $4.7 million in the years ended December 31, 2005 and 2004. Premium income, which drives premium taxes, was relatively flat between 2005 and 2004.

Amortization of DAC and VOBA. First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $15.0 million and $13.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in deferrals was primarily due to the increase in net new premiums in the worksite segment somewhat offset by the decrease in net new long-term care premiums in the senior market.

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

Provision for Income Taxes. Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the years ended December 31, 2005, and 2004 were 32.2% and 36.5%, respectively. The variations in these rates is due to the fact that a portion of our consolidated income for the year ended December 31, 2005 resulted from a subsidiary that has net operating loss carry forwards available. Due to the uncertainty of using these net operating losses, a valuation allowance had been established offsetting the deferred tax asset; therefore, the tax on the net income from this subsidiary has been offset by the release of the associated valuation allowance, which reduces the effective tax rate for the consolidated company.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated.

	As of December 31,
	2006		2005
	(dollars in thousands)
Fixed maturity securities	$520,624.9	93.2%	$498,157.4	91.7%
Equity securities	103.6	0.0	286.8	0.1
Mortgage loans on real estate	13,921.0	2.5	17,606.7	3.2
Policy loans	18,163.2	3.3	21,803.4	4.0
Other investments	5,523.2	1.0	5,452.2	1.0

Total investments	$558,335.9	100%	$543,306.5	100%

Of the fixed maturity securities shown above, 77.3% and 77.6% (based on total carrying value), were invested in securities rated “A” or better as of December 31, 2006, and 2005, respectively.

The following table provides the cumulative net unrealized gains (pre-tax) on the Company’s fixed maturity securities and equity securities as of the dates indicated.

	As of December 31,
	2006	2005
	(dollars in thousands)
Fixed maturity securities:
Amortized cost	$531,477.5	$505,848.8
Unrealized gains	1,483.4	1,811.8
Unrealized losses	(12,336.0)	(9,503.2)
Carrying value	$520,624.9	$498,157.4
Equities:
Cost	$101.9	$286.8
Unrealized gains	1.6	—
Unrealized losses	—	—
Carrying value	$103.5	$286.8

Net unrealized losses on fixed maturity securities were $10.9 million as of December 31, 2006 and $7.7 million as of December 31, 2005.

Effective December 31, 2004, our investments were recorded at fair value, thereby eliminating all unrealized gains and losses, as part of the application of GAAP purchase accounting requirements. As a result, the mark to market adjustments to the investment portfolio occurred at a time when very low market interest rates prevailed. Therefore, as interest rates rise, we would expect substantial unrealized investment losses. Due to the long range nature of our liabilities, the majority of these interest related unrealized losses are not expected to materialize into realized losses, and therefore should not have an adverse effect on our operations.

Unrealized losses were reviewed for other than temporary impairment in conjunction with our investment policies. Impairment charges of $0.0 million and $0.2 million were taken in 2006 and 2005, respectively.

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

The review of fixed maturity securities for impairments includes an analysis of the total gross unrealized losses for three categories of securities: (1) securities where the estimated fair value had declined and remained below amortized cost by less than 20%; (2) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months; and (3) securities where the estimated value had declined and remained below amortized cost by 20% or more for six months or greater. Securities in the first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions and certain industry trends. The first category generally includes securities that have declined in value as a result of fluctuations in interest rates, rather than due to difficulties experienced by the issuer of the securities. While all of these securities are monitored for potential impairment, our experience indicates that securities in the first two categories do not present as great a risk of impairment and securities in these categories often recover their fair value over time as the factors that caused the declines improve. In addition, the Company has the intent and ability to hold these securities until they recover in value.

Writedowns are recorded as investment losses and the cost bases of the securities are adjusted accordingly. The revised cost basis is not changed for subsequent recoveries in value. Writedowns of fixed maturities were $0.0 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively. The writedowns in 2005 reflected other than temporary impairments on Delta Airlines and Triton Aviation fixed income securities. Both of these securities were impacted by the negative conditions affecting the airline industry generally.

Reserves

The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	As of December 31,
	2006	2005
	(dollars in thousands)
Life and annuity reserves	$252,658.2	$299,454.2
Accident and health reserves	294,581.0	227,705.6
Policy and contract claims	14,530.8	10,008.3
Other policyholder liabilities	10,594.2	10,726.2
Total policy liabilities	$572,364.2	$547,894.3

Life and annuity reserves decreased by $46.8 million, or 15.6%, to $252.7 million as of December 31, 2006, from $299.5 million as of December 31, 2005. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999, and therefore represents a significant portion of the decrease in reserves for the year ended December 31, 2006 as well as the conversion to PGAAP seriatim reserves ( Refer to Note 16 – Business Segments, of the Notes to Consolidated Financial Statements included in this report, which is incorporated herein by reference for further explanation). Accident and health reserves increased by $66.9 million or 29.4%, to $294.6 million as of December 31, 2006, from $227.7 million as of December 31, 2005. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care renewal premiums received as well as the conversion to PGAAP seriatim reserves (refer to Note 16 – Business Segments, of the Notes to Consolidated Financial Statements included in this report, which is incorporated herein by reference for further explanation).

Policy and contract claims, which represent liabilities for actual claims reported and payable, increased by $4.5 million, or 45.2%, to $14.5 million as of December 31, 2006, from $10.0 million as of December 31, 2005. The majority of the increase represents claim reserves established for the new excess risk business sold in 2005 and early 2006. Although there are always fluctuations in policy and contract claim reserves from period to period, we are not aware of other significant events or trends for the periods discussed in this paragraph that would produce any material changes in our claim reserves.

Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, decreased by $0.1 million, or 1.2%, to $10.6 million as of December 31, 2006, from $10.7 million as of December 31, 2005.

Participating Policies

Policyholder dividends are recognized over the term of the related policies. Participating business represents approximately 30% and 30%, respectively, of the Company’s total ordinary life insurance in force at December 31, 2006, and 2005. Dividends paid to policyholders in 2006, 2005, and 2004 were approximately $1.5 million, $2.1 million and $2.2 million, respectively. Participating premiums as a percentage of direct life premiums were 39% in 2006, 46% in 2005, and 51% in 2004.

Ceded Reinsurance

As part of our overall risk and capacity management strategy, we purchase reinsurance for loss protection, to manage individual and aggregate risk exposure and concentration, to free up capital to allow us to write additional business and, in some cases, effect business dispositions. We utilize ceded reinsurance for those product lines where there is exposure on a per risk basis or in the aggregate which exceeds our internal risk retention and concentration management guidelines.

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

The following table sets forth reinsurance recoverables by category as of the dates indicated:

	As of December 31,
	2006	2005
	(dollars in thousands)
Ceded future policyholder benefits and expense	$86,296.1	$77,086.6
Ceded claims and benefits payable	2,795.1	1,209.5
Reinsurance recoverables	$89,091.2	$78,296.1

Reinsurance recoverables increased by $10.8 million, or 13.8%, to $89.1 million as of December 31, 2006, from $78.3 million as of December 31, 2005. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care and excess risk business reinsured.

Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. In the event one or more assuming companies were to default on its obligations, it could have an adverse effect on our business, results of operations and financial condition. To limit this risk, we have implemented procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. In some cases, the reinsurers have placed amounts in trust that would be the equivalent of the recoverable amount and for which we are the beneficiary. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management experience and current economic conditions. As of December 31, 2006 and 2005, there was no allowance for doubtful accounts.

The following table sets forth our individual reinsurance recoverables exposure to specific reinsurers and their corresponding A.M. Best financial strength rating as of December 31, 2006:

Reinsurer	Recoverable Amount	A.M. Best Rating
	(dollars in thousands)
Reassure America	$20,706.8	A	+
Madison National	12,102.5	A	-
GE ERC	17,065.8	A
General & Cologne Re	16,548.3	A	+
Munich Re	16,453.4	A	+
Reliance Standard	1,219.5	A
Lloyd’s of London	3,372.9	A
Lincoln National Life	287.0	A	+
Hanover Life Re	642.8	A
Swiss Re Life and Health America	175.9	A	+
Transamerica Financial	111.0	A	+
Hartford Life and Accident	152.6	A	+
All other	252.7
Less: Allowance for uncollectible	—
Total recoverable	$89,091.2

Liquidity and Capital Resources

KMG America is a holding company and had minimal operations of its own prior to the completion of its initial public offering and the Kanawha acquisition. KMG America’s assets consist primarily of the capital stock of Kanawha and its non-insurance subsidiary. Accordingly, KMG America’s cash flows depend upon the availability of dividends and other statutorily permissible payments, such as payments under tax allocation agreements and under management agreements, from Kanawha. Kanawha’s ability to pay dividends and to make other payments is limited primarily by applicable laws and regulations of South Carolina, the state in which Kanawha is domiciled, which subjects insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that Kanawha, KMG America’s insurance subsidiary, maintain minimum solvency requirements and limit the amount of dividends it can pay to the holding company. Solvency regulations, capital requirements, types of insurance offered and rating agency status are some of the factors used in determining the amount of capital available for dividends. In general, South Carolina will permit annual dividends from insurance operations equal to the greater of (1) the most recent calendar year’s statutory net income or (2) 10% of total capital and surplus of the insurance operations at the end of the previous calendar year, provided that the dividend payment does not exceed earned surplus, in which case further limitations apply.

For 2007, the maximum amount of dividends that Kanawha can pay to KMG America under applicable laws and regulations without prior regulatory approval is $7.2 million. If KMG America is able to successfully execute its business plan and accelerate Kanawha’s earnings growth in its insurance operations, KMG America expects that the maximum allowable dividend from Kanawha to the holding company will increase at an accelerated rate year-over-year. If the ability of Kanawha to pay dividends or make other payments to KMG America is materially restricted by regulatory requirements, it could adversely affect KMG America’s ability to pay any dividends on its common stock and/or service its debt and pay its other corporate expenses.

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

On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note we issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of December 31, 2006, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an initial interest rate of 6.60%.

The credit agreement requires the Company to comply with certain covenants, including, among others, maintaining a maximum ratio of consolidated indebtedness to total capitalization, a minimum available dividend amount for Kanawha and a minimum A.M. Best financial strength rating of B++ for Kanawha. The Company must also comply with limitations on certain payments, additional debt obligations, dispositions of assets and its lines of business. The credit agreement also restricts the Company from creating or allowing certain liens on its assets and from making certain investments.

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York ("ReliaStar"), both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore and Gibb are officers of KMG America and former employees of the plaintiffs. We believe the plaintiffs' allegations are without merit and intend to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations. We have been advised by the insurance carrier for its primary directors and officers insurance policy that the insurance carrier will, subject to the terms, conditions and limitations of the insurance policy, reimburse us for a significant portion of future defense costs and potential damages, losses and liabilities resulting from this litigation. We also have received partial reimbursement under the insurance policy for defense costs incurred to date. As a result, we expect that the ongoing defense cost reimbursements and reimbursements of any damages, losses or liabilities under the directors and officers insurance policy should reduce the risk that future defense costs and any damages, losses or liabilities may have a material adverse effect on the Company’s future consolidated financial position or results of operations. For a discussion of the litigation involving ReliaStar, see the fourth paragraph of "Note 13 Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in this report, which is incorporated hereby by reference.

While our primary focus is organic growth of our existing businesses by expanding our product and marketing capabilities, we do evaluate opportunities to grow through strategic alliances and acquisitions of blocks of business and/or companies that are compatible with our core businesses. If such opportunities arise we may make significant capital expenditures or acquisitions in 2007 or subsequent years. However, our primary focus is on significantly expanding outlays relating to marketing and sales activities over the next several years including outlays required to continue to build a national sales organization, which is a key component of our strategy. These outlays will include expenses such as salaries and cash incentive compensation, employee benefits, occupancy and information technology expenses of additional sales personnel, advertising and marketing costs, consulting and recruiting. The execution of our business plan will require additional outlays associated with the development of a national insurance company including home office expenses for executive management and additional financial, actuarial and underwriting personnel, infrastructure development and back-office expenses, as well as costs associated with our being a public company.

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

The table below shows the Company’s and our predecessor’s recent net cash flows:

	For The Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$14,089.8	$11,199.2	$19,998.9
Investing activities	(24,928.6)	(96,016.4)	22,631.2
Financing activities	—	—	9,432.9
Net change in cash	$(10,838.8)	$(84,817.2)	$52,063.0

Cash Flows for the Years Ended December 31, 2006, 2005 and 2004. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Other changes in cash flows for the years ended December 31, 2006, 2005, and 2004 are as follows:

2006: We held approximately $32.6 million in cash and cash equivalents at December 31, 2005, primarily consisting of investments in short term commercial paper. We invested a significant portion of this in longer term securities during 2006, resulting in the net cash outflow from investing activities of $24.9 million for the year ended December 31, 2006. This produced a corresponding increase in invested assets.

Excluding the offset to other comprehensive income for the adoption of SFAS158, other assets increased by $4.7 million in 2006, primarily as a result of claims reimbursements due from self funded Administrative Services Only (“ASO”) clients increasing $3.4 million. These claims are not actually disbursed until receipt of these funds, so there is nothing at risk with these assets, and fluctuations from day to day are typical. The balance of the increase in other assets can be attributed to an increase in uncollected premiums of $1.3 million due primarily to the timing of reinsurance settlements.

Accounts payable and accrued expenses increased by $4.4 million in 2006, primarily due to increases in our reinsurance settlements related to the acquired business.

Notes payable including interest decreased $1.7 million as the Company entered into a credit agreement with Wachovia on December 21, 2006 which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the previous five year subordinated promissory note at a discount. (See “Note 13 – Commitments and Contingencies” of Item 8 of this report, which is incorporated herein by reference).

Federal income tax recoverable remained constant from the December 31, 2005 balance. There was a federal income tax accrued liability established for $0.5 million at the year ended December 31, 2006. The deferred tax asset increased by $0.6 million and the deferred tax liability increased by $1.6 million. The combination of these items resulted in a net increase in tax liabilities of $1.5 million, inclusive of a decrease of $3.8 million related to the decrease in fair market value of the invested assets and a decrease of $1.1 million related to the pension liability established for SFAS 158.

Share based compensation expense of $1.4 million was also recognized for the year ended December 31, 2006 as we adopted SFAS 123(R).

2005: We held approximately $117.4 million in cash at December 31, 2004, primarily consisting of cash proceeds from sales and maturities of our invested assets and from our initial public offering of common stock. We invested a significant portion of this cash in fixed maturity securities in 2005, resulting in the net cash outflow from investing activities of $96.0 million. This produced a corresponding increase in invested assets.

Other assets increased by $0.8 million in 2005, primarily representing a $2.9 million prepaid pension assets, offset by the receipt of a $2.2 million receivable for a securities trade that had not settled as of December 31, 2004.

Accounts payable and accrued expenses increased by $1.3 million in 2005, primarily due to a $1.6 million increase in reinsurance settlements due to the acquired business.

The liability for benefits for employers and agents increased by $1.5 million in 2005, primarily resulting from additional pension plan liability accruals of $1.0 million established to fund future payments under the pension plan as well as additional deferred compensation balances of $0.3 million.

Federal income tax recoverable increased by $0.9 million in 2005 as a result of losses incurred in Kanawha that will be carried back to prior years. The deferred tax asset increased by $5.8 million and the deferred tax liability increased by $6.6 million. The combination of the three items results in a net decrease in tax liabilities of $0.1 million, inclusive of a decrease of $2.7 million related to the decrease in fair market value of invested assets.

2004: Accounts payable and accrued expenses increased by $4.5 million in 2004, primarily due to an increase in reinsurance payables of $6.8 million relating to acquired business, and a decrease in accrued compensation expense of $1.8 million relating to payments of accrued compensation that were made in 2004.

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

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2006, are detailed in the following table:

	Total	Less than one year	1-3 years	3-5 years	After 5 years
	(dollars in thousands)
Contractual obligations:
Operating leases	$544.0	$188.0	$356.0	$—	$—
Information technology and document management outsourcing contract(1)	61,554.0	7,689.0	16,655.0	17,966.0	19,244.0
Credit Agreement with Wachovia Bank – Note Payable	14,050.4	14,050.4	—	—	—
Policy and contract liabilities(2)	572,364.2	9,060.0	25,412.2	29,613.6	508,278.4
Total obligations and commitments	$648,512.6	$30,987.4	$42,423.2	$47,579.6	$527,522.4

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

Market Risk Disclosures

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and shareholders’ interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to inflation risk and, to a small extent, to foreign currency exchange risk and equity price risk.

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

Foreign currency exchange risk is the possibility that changes in exchange rates produce an adverse effect on earnings and equity when measured in domestic currency. This risk is most significant when assets backing liabilities payable in one currency are invested in financial instruments of another currency.

Interest Rate Risk. We invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and mortgage loans, primarily in the United States. We are exposed to two forms of interest rate risk-price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows, forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows, forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2006 we held $520.6 million of fixed maturity securities at fair market value and $13.9 million of mortgage loans for a combined total of 95.7 % of total invested assets.

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

Equity Price Risk. We manage equity price risk on an integrated basis with other risks through our asset and liability management strategies. Risk exposures to equity securities are also managed through industry and issuer diversification and asset allocation.

Asset and Liability Management. We evaluate interest rate risk by periodically projecting our asset and liability cash flows to evaluate the potential sensitivity of our securities investments and liabilities to interest rate movements. Creating these projections involves evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. We manage interest rate risk and attempt to mitigate against a mismatch greater than acceptable tolerance levels in the duration of our assets and liabilities by selecting investments with characteristics such as duration, yield, currency and liquidity that are tailored to allow us to meet the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. We believe that the duration of our invested assets are appropriate for our business given the nature of our liabilities and the current interest rate environment.

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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2006

Basis Point Change	-100	-50	0	50	100
	(dollars in millions)
Total market value	$557.2	$538.7	$520.6	$502.8	$485.4
% Change in market value from base case	7.03%	3.47%	0.00%	(3.42)%	(6.76)%
$ Change in market value from base case	$36.6	$18.1	$0	$(17.8)	$(35.2)

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

Credit Risk. We are exposed to credit risk primarily as a holder of fixed income securities and as a party to reinsurance cessions.

Our risk management strategy and investment policy is to invest in debt instruments of issuers with high credit ratings and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit ratings. Currently, our portfolio limits are 2.00 % for issuers rated AAA, 1.5 % for issuers rated AA- to AA+, 1.00 % for issuers A- to A+, 0.50 % for issuers rated BBB- to BBB+ and 0.25 % for issuers rated BB- to BB+. These portfolio limits are further reduced for some issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2006:

Rating	Carrying Value	Percentage of Total
	(dollars in thousands)
AAA/AA/A	$402,449.4	77.3%
BBB	109,282.0	21.0
BB	2,884.9	0.5
B and lower	6,008.6	1.2
Total	$520,624.9	100.0%

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

Approximately 40% of our $89.1 million of reinsurance recoverables at December 31, 2006, are protected from credit risk because the reinsurer has placed amounts in a trust account that is pledged to us. The trust account values are at least equal to the recoverable amounts from the underlying reinsurance agreements. For recoverables that are not protected by these mechanisms, we depend solely on the credit of the reinsurer. Substantially all of our reinsurance exposure has been ceded to companies rated “A-” or better by A.M. Best.

Inflation Risk. We are exposed to inflation risk because we invest substantial funds in nominal assets, which are not indexed to the level of inflation, but the underlying liabilities are indexed to the level of inflation. Life insurance policies with reserves of approximately $6.5 million as of December 31, 2006 (representing 1.2% of our total reserves), have death benefits that are guaranteed to grow based on inflation linked indices. Substantially all of these policies are subject to caps that limit the amount by which the death benefits can grow each year. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings.

In addition, we are exposed to inflation risk with respect to some major medical insurance policies to the extent that medical costs increase with inflation at a greater pace than our ability to increase premiums.

Foreign Currency Exchange Risk. We have no exposure to foreign exchange risk arising from our insurance and other business operations. We also have little foreign currency exchange exposure in our investment portfolio. Total invested assets from foreign issuers were less than 10% of our total invested assets at December 31, 2006, but all of these foreign investments were denominated in dollars.

Derivatives. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts.

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
Consolidated Balance Sheets for KMG America Corporation as of December 31, 2006, and 2005

Consolidated Statements of Operations for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the years ended December 31, 2005 and 2006, and for Kanawha Insurance Company (the “Predecessor”) for the year ended December 31, 2004

Consolidated Statements of Shareholders’ Equity for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the years ended December 31, 2005 and 2006, and for the Predecessor for the year ended December 31, 2004

Consolidated Statements of Cash Flow for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the years ended December 31, 2005 and 2006, and for the Predecessor for the year ended December 31, 2004

Notes to Consolidated Financial Statements
Schedule III – Supplementary Insurance Information*

*All other required financial statement schedules are omitted because the information required is either not applicable or is included in the financial statements or the related notes included in this report.

REPORT OF MANAGEMENT ON THE CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of KMG America Corporation (“KMG”) is responsible for the preparation, integrity and fair presentation of Consolidated Financial Statements of KMG and for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a) – 15(f). The accompanying Consolidated Financial Statements, including Notes to Financial Statements, have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP), and reflect management’s estimates and judgments, the use of which are inherent in the preparation of financial statements. In the opinion of management, the accompanying Consolidated Financial Statements present fairly KMG’s financial position and results of operations, giving due consideration to materiality.

KMG’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. KMG's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of KMG's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that KMG's receipts and expenditures are being made only in accordance with authorization of KMG's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of KMG's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KMG management conducted an evaluation of the effectiveness of KMG's internal control over financial reporting as of December 31, 2006. In making this evaluation, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the evaluation under the framework in Internal Control – Integrated Framework, our management concluded, that as of December 31, 2006, KMG's internal control over financial reporting was effective.

KMG’s Consolidated Financial Statements and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 75 and page 76, respectively.

By: /s/ Kenneth U. Kuk Kenneth U. Kuk
Principal Executive Officer
Date: March 14, 2007
By: /s/ Scott H. DeLong III Scott H. DeLong III
Principal Financial Officer
Date: March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of KMG America Corporation

We have audited management’s assessment, included in the accompanying Report of Management on the Consolidated Financial Statements and Management’s Assessment of Internal Control over Financial Reporting, that KMG America Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KMG America Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that KMG America Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, KMG America Corporation, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KMG America Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flow for the years ended December 31, 2006 and 2005, and for the period January 21, 2004 (inception) through December 31, 2004, and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Charlotte, North Carolina

March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of KMG America Corporation

We have audited the accompanying consolidated balance sheets of KMG America Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flow of KMG America Corporation for the years ended December 31, 2006 and 2005 and the period January 21, 2004 (inception) through December 31, 2004, and the consolidated statements of operations, shareholders’ equity and cash flow of the Predecessor, as defined in Note 1, for the year ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG America Corporation at December 31, 2006 and 2005, and the consolidated results of KMG America Corporation’s operations and cash flow for the years ended December 31, 2006 and 2005, and for the period January 21, 2004 (inception) through December 31, 2004, and the Predecessor’s consolidated results of operations and cash flow for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share based payments and defined benefit pension plan and has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments and Financial Accounting Standards Board Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KMG America Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Charlotte, North Carolina

March 8, 2007

KMG AMERICA CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $531,477,537 and $505,848,751 for 2006 and 2005, respectively)	$520,624,942	$498,157,355
Equity securities available for sale, at fair value (cost of $101,945 and $286,809 for 2006 and 2005, respectively)	103,545	286,809
Mortgage loans	13,921,019	17,606,746
Policy loans	18,163,223	21,803,430
Other investments	5,523,232	5,452,198
Total investments	558,335,961	543,306,538

Cash and cash equivalents	21,744,137	32,582,964
Reinsurance balances recoverable	89,091,232	78,296,057
Accrued investment income	6,502,801	5,917,136
Real estate and equipment (net of accumulated depreciation of $3,652,073 and $1,748,519 for 2006 and 2005, respectively)	15,068,506	11,723,869
Federal income tax recoverable	5,111,539	5,111,539
Deferred income tax asset	6,578,604	6,015,462
Amounts due from reinsurers	2,906,176	2,284,343
Deferred policy acquisition costs	28,453,929	14,031,875
Value of business acquired	70,766,211	72,638,967
Other assets	27,154,750	25,456,319
Total assets	$831,713,846	$797,365,069

See accompanying notes.

KMG AMERICA CORPORATION CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2006	2005
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$252,658,190	$299,454,172
Accident and health reserves	294,581,002	227,705,619
Policy and contract claims	14,530,782	10,008,352
Other policyholder liabilities	10,594,225	10,726,188
Total policy and contract liabilities	572,364,199	547,894,331

Accounts payable and accrued expenses	24,497,525	20,105,386
Taxes, other than federal income taxes	1,037,508	926,776
Federal income taxes accrued	523,889	—
Deferred income taxes	14,735,262	13,061,136
Liability for benefits for employees and agents	5,847,970	5,667,297
Funds held in suspense	4,832,579	4,671,388
Notes payable	14,000,000	15,000,000
Interest payable	50,350	773,733
Other liabilities	1,773,077	1,781,899
Total liabilities	639,662,359	609,881,946

Shareholders’ equity:
Common Stock: par value $0.01 per share, 75,000,000 shares authorized and 22,211,589 and 22,125,998 shares issued and outstanding at December 31, 2006 and 2005, respectively	222,116	221,260
Paid-in capital	189,150,959	188,223,636
Deferred stock based compensation	—	(450,703)
Retained earnings	11,702,929	4,483,979
Accumulated other comprehensive loss	(9,024,517)	(4,995,049)
Total shareholders’ equity	192,051,487	187,483,123
Total liabilities and shareholders’ equity	$831,713,846	$797,365,069

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS

	KMG America			Predecessor
	Year Ended December 31,		For the Period from January 21 through December 31,	Year Ended December 31,
	2006	2005	2004	2004
Revenue:
Insurance premiums	$127,968,697	$106,887,518	$—	$102,835,545
Net investment income	29,945,806	27,744,871	18,408	25,202,412
Commission and fee income	16,504,664	14,564,627	—	13,475,522
Realized investment gains	1,218,465	358,318	—	9,432,585
Gain on extinguishment of debt	1,020,839	—	—	—
Other income	4,451,642	3,867,872	—	3,108,227
Total revenues	181,110,113	153,423,206	18,408	154,054,291

Benefits and expenses:
Policyholder benefits	99,842,289	84,287,726	—	90,174,993
Insurance commissions, net of deferrals	12,724,647	9,635,232	—	9,690,077
General insurance expenses, net of deferrals	45,464,991	41,904,678	284,434	27,794,989
Insurance taxes, licenses and fees	5,347,422	4,677,388	4,055	4,677,617
Depreciation and amortization	2,558,024	2,838,717	—	2,491,942
Amortization of deferred policy acquisition costs and value of business acquired	4,105,622	3,467,499	—	9,468,302
Total benefits and expenses	170,042,995	146,811,240	288,489	144,297,920

Income (loss) before income taxes	11,067,118	6,611,966	(270,081)	9,756,371
(Provision) benefit for income taxes	(3,848,168)	(2,128,208)	94,528	(3,565,872)
Income before cumulative effect of change in accounting principle	7,218,950	4,483,758	(175,553)	6,190,499
Cumulative effect of change in accounting for equity based method investment, net of tax	—	175,774	—	—
Net Income (loss)	$7,218,950	$4,659,532	$(175,553)	$6,190,499
Net income per share:
Basic:
Income (loss) per share before cumulative effect of accounting change	$0.33	$0.20	$(0.01)	$2,369.27
Cumulative effect of accounting change	—	0.01	—	—
Basic Net Income (loss) per share	$0.33	$0.21	$(0.01)	$2,369.27
Diluted: Income (loss) per share before cumulative effect of accounting change	$0.33	$0.20	$(0.01)	$2,132.71
Cumulative effect of accounting change	—	0.01	—	—
Diluted Net Income (loss) per share	$0.33	$0.21	$(0.01)	$2,132.71
Weighted-average shares outstanding:
Basic	22,187,830	22,085,585	22,071,641	2,612.83
Diluted	22,201,731	22,090,944	22,241,550	2,902.64

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Predecessor from January 1, 2004, through December 31, 2004,

and KMG America Corporation from January 21, 2004, through December 31, 2006

	Common Stock	Paid-In Capital	Deferred Stock Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Predecessor:
Balance at January 1, 2004	$4,048,393	$21,722,289	$(207,067)	$134,114,967	$13,797,947	$173,476,529
Net income	—	—	—	6,190,499	——	6,190,499
Change in net unrealized gains (losses)	—	—	—	—	(1,652,222)	(1,652,222)
Minimum pension liability	—	—	—	—	31,151	31,151
Comprehensive income	—	—	—	—	—	4,569,428
Stock option compensation expense	—	—	207,067	—	—	207,067
Stock options exercised	576,076	5,571,627	—	—	—	6,147,703
Tax benefit of stock options exercised	—	1,512,877	—	—	—	1,512,877
Balance at December 31, 2004	$4,624,469	$28,806,793	$—	$140,305,466	$12,176,876	$185,913,604

KMG America:
Incorporation and initial public offering	$220,716	$187,742,702	$—	$—	$—	$187,963,418
Net loss	—	—	—	(175,553)	—	(175,553)
Balance at December 31, 2004	220,716	187,742,702	—	(175,553)	—	187,787,865
Net income	—	—	—	4,659,532	—	4,659,532
Change in net unrealized gains (losses)	—	—	—	—	(4,995,049)	(4,995,049)
Comprehensive loss	—	—	—	—	—	(335,517)
Share based compensation expense	544	480,934	(450,703)	—	—	30,775
Balance at December 31, 2005	221,260	188,223,636	(450,703)	4,483,979	(4,995,049)	187,483,123
Net income				7,218,950		7,218,950
Change in net unrealized gains (losses)	—	—	—	—	(2,058,098)	(2,058,098)
Pension liability	—	—	—	—	(1,971,370)	(1,971,370)
Comprehensive income	—	—	—	—	—	3,189,482
Adoption of SFAS 123(R)	—	(450,703)	450,703	—	—	—
Share based compensation expense	856	1,378,026	—	—	—	1,378,882
Balance at December 31, 2006	$222,116	$189,150,959	$—	$11,702,929	$(9,024,517)	$192,051,487

See accompanying notes.

KMG AMERICA CORPORATION AND PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOW

	KMG America			Predecessor
	Year Ended December 31,		Period from January 21 through December 31,	Year Ended December 31,
	2006	2005	2004	2004
Net income (loss)	$7,218,950	$4,659,532	$(175,553)	$6,190,499
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,606,726	3,858,785	—	2,904,235
Policy acquisition costs deferred and value of business acquired	(16,654,920)	(15,013,275)	—	(13,124,972)
Amortization of deferred policy acquisition costs and value of business acquired	4,105,622	3,467,499	—	9,468,302
Realized investment gains, net	(1,218,465)	(358,318)	—	(9,432,585)
Deferred income tax expense	3,280,697	3,469,593	(94,528)	4,355,232
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(10,795,175)	(6,941,259)	—	(6,675,012)
Accrued investment income	(585,665)	(1,004,920)	(3,013)	477,935
Federal income tax recoverable	—	(871,633)	—	(3,762,332)
Receivable from affiliates	—	—	—	34,055
Other assets (excluding offset to other comprehensive income)	(4,731,308)	(813,486)	(22,019)	2,165,349
Amounts due from reinsurers	(621,833)	(343,440)	—	(111,501)
Policy and contract liabilities	24,469,868	16,978,894	—	24,638,984
Accounts payable and accrued expenses	4,392,139	1,310,464	1,213,508	4,531,863
Notes payable	(1,000,000)	—	—	—
Interest payable	(723,383)	751,130	—	—
Stock based compensation expense	1,378,882	30,775	—	207,067
Taxes, other than federal income taxes	110,732	398,514	—	28,627
Federal income taxes accrued	523,889
Funds held in suspense	161,191	(52,616)	—	(276,281)
Liability for benefits for employees and agents	180,673	1,508,879	—	(2,126,937)
Other liabilities	(8,822)	164,121	—	506,378
Net cash provided by operating activities	14,089,798	11,199,239	918,395	19,998,906
Investing activities
Securities available for sale:
Sales	48,522,206	61,600,657	—	101,856,930
Maturities, calls and redemptions	29,033,153	5,885,921	—	6,604,630
Purchases	(104,561,727)	(165,983,287)	—	(94,233,206)
Repayments of mortgage loans	3,685,727	6,071,893	—	9,965,210
Mortgage loans originated	—	—	—	(792,951)
Decrease in policy loans, net	3,640,207	817,371	—	319,520
Sale of real estate and property and equipment	—	85,564	—	—
Purchases of real estate, property and equipment	(5,248,191)	(3,850,779)	—	(1,088,897)
Acquisition of the Predecessor, net of cash acquired	—	(643,771)	(71,481,657)	—
Net cash provided by (used in) investing activities	(24,928,625)	(96,016,431)	(71,481,657)	22,631,236
Financing activities
Proceeds of initial public offering	—	—	187,963,418	—
Capital contributions	—	—	—	9,432,845
Payoff subordinated note	(14,000,000)	—	—	—
Revolving credit facility borrowing	14,000,000
Net cash provided by financing activities	—	—	187,963,418	9,432,845
Net increase (decrease) in cash and cash equivalents	(10,838,827)	(84,817,192)	117,400,156	52,062,987
Cash and cash equivalents at beginning of year	32,582,964	117,400,156	—	7,204,805
Cash and cash equivalents at end of year	$21,744,137	$32,582,964	$117,400,156	$59,267,792
Supplemental disclosures of cash flow information
Federal income taxes paid	$43,582	$—	$—	$600,000

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

The Company's sales historically have been primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, but are now expanding nationwide. Sales are made through an internal sales force, full-time agents, general agents and brokers. Under the Company’s current business strategy, the Company expects group lines of business to account for an increasing percentage of the Company's premium revenues.

Effective September 1, 2006, KMG America’s subsidiaries Kanawha and Kanawha HealthCare Solutions, Inc. entered into a reinsurance and administrative arrangement with Columbian Life Insurance Company (“CLIC”) and Columbian Mutual Life Insurance Company (“CMLIC”). CLIC and CMLIC are affiliates of each other. Under the arrangement, Kanawha reinsures 100% of the risk of a block of voluntary term life insurance policies and universal life insurance policies from CLIC and CMLIC. Kanawha HealthCare Solutions, Inc. will assume responsibility for the administration of these policies. As part of the transaction, CLIC and CMLIC also assigned key trademarks to Kanawha for these insurance policies and their marketing brand, “UNIQ Benefit Solutions”.

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

The accompanying consolidated financial statements include the accounts of the Company and the Predecessor after elimination of all significant intercompany balances and transactions. The Company also submits financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (“SAP”) and are significantly different from financial statements prepared in accordance with GAAP (see Note 10).

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

Cash and Cash Equivalents

The Company includes with cash and cash equivalents its holdings of highly liquid investments with maturities of three months or less from the date of acquisition.

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

Real Estate and Equipment

Company-occupied real estate, primarily buildings, is carried at cost less accumulated depreciation and are depreciated principally by the straight-line method over estimated useful lives generally ranging from 15 to 30 years. Equipment is stated at cost, less accumulated depreciation, and depreciated principally by the straight-line method over their estimated useful lives, generally 3 to 5 years.

Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in operations. For the years ending December 31, 2006, 2005 and 2004, total depreciation expense was approximately $1.9 million, $1.8 million and $2.5 million, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs and other assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at December 31, 2006 and 2005.

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

Benefit reserves as reported are shown on a GAAP purchase accounting basis (“PGAAP”). Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a refinement in methodology was implemented whereby the benefit reserves are now being developed directly on a purchase GAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed. The refinement of the methodology to use seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 16 (Business Segments).

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

Revenue from annuity and interest sensitive products including universal life products includes charges for the cost of insurance, for initiation and administration of the policy and for surrender of the policy. Revenue from these products is recognized in the year assessed to the policyholder, except that any portion of an assessment, which relates to services to be provided in future years, is deferred and recognized over the period during which services are provided.

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

Recognition of Benefits

Benefits related to traditional life and accident and health insurance products are recognized when incurred in a manner designed to match them with related premiums and spread income recognition over expected policy lives. For annuity and interest sensitive products including universal life products, benefits include interest credited to policyholders’ accounts, which is recognized as it accrues.

Pension Costs

The Company has adopted the provisions of SFAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R. SFAS 158 required the Company to recognize a pension liability of $3,032,877 and a prepaid pension asset of $3,127,725 as of December 31, 2006. The reported net asset of $94,848 represented the overfunded status of the defined benefit pension plan. Also, as the pension liability was established the recognized change was reported in accumulated other comprehensive income which after tax effects was $1,971,370.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) as of December 31, 2006 was $1,378,882, which consisted of share-based compensation expense related to director and employee stock options and common stock grants.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has used a Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations as of December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance.

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

Participating Policies

Policyholder dividends are recognized over the term of the related policies. Participating business represents approximately 30% and 30%, respectively, of the Company’s total ordinary life insurance in force at December 31, 2006 and 2005. Dividends paid to policyholders in 2006, 2005 and 2004 were approximately $1.5 million, $2.1 million and $2.2 million, respectively. Participating premiums as a percentage of direct life premiums were 39% in 2006, 46% in 2005 and 51% in 2004.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS No. 158 are effective for the Company’s year-ending December 31, 2006. The Company adopted SFAS 158 at December 31, 2006.

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

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05 -1 (SOP 05 -1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05 -1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sale of Investments. SOP 05 -1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05 -1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 with earlier adoption encouraged. Retrospective application of SOP 05 -1 to previously issued financial statements is not permitted. The Company is currently assessing the impact of SOP 05-1 on its financial statements.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments

Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses of investments in fixed maturity and equity securities are summarized in the following table.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at December 31, 2006:
U.S. treasuries	$8.476,904	$—	$211,357	$8,265,547
U.S. government agencies	19,607,009	15,071	224,498	19,397,582
States and political subdivisions	13,520,186	36,546	294,219	13,262,513
Foreign bonds	34,707,840	21,622	1,017,565	33,711,897
Corporate bonds	224,564,657	815,095	6,678,784	218,700,968
Mortgage/asset-backed securities	207,269,733	466,652	3,541,243	204,195,142
Preferred stocks—redeemable	23,331,208	128,422	368,337	23,091,293
Subtotal, fixed maturity securities	531,477,537	1,483,408	12,336,003	520,624,942
Equity securities	101,945	1,600	—	103,545
Securities available for sale	$531,579,482	$1,485,008	$12,336,003	$520,728,487
Available for sale securities at December 31, 2005:
U.S. treasuries	$8,089,875	$—	$149,802	$7,940,073
U.S. government agencies	27,038,940	3,559	345,741	26,696,758
States and political subdivisions	14,307,480	51,442	82,818	14,276,104
Foreign bonds	47,066,142	252,937	761,201	46,557,878
Corporate bonds	205,820,552	852,960	5,031,101	201,642,411
Mortgage/asset-backed securities	197,031,280	650,909	2,867,794	194,814,395
Preferred stocks—redeemable	6,494,482	—	264,746	6,229,736
Subtotal, fixed maturity securities	505,848,751	1,811,807	9,503,203	498,157,355
Equity securities	286,809	—	—	286,809
Securities available for sale	$506,135,560	$1,811,807	$9,503,203	$498,444,164

The amortized cost and fair value of fixed maturity securities at December 31, 2006, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturity:
One year or less	$5,856,076	$5,825,739
After year one through five years	27,986,311	27,438,868
After five years through ten years	103,278,689	101,581,213
After ten years	163,755,520	158,492,686
Mortgage/asset-backed securities	207,269,733	204,195,143
Preferred stocks—redeemable	23,331,208	23,091,293
Total fixed maturity securities	$531,477,537	$520,624,942

Proceeds from the sales of investments in fixed maturity securities during the years ending December 31, 2006, 2005 and 2004 were $47.1 million, $61.6 million and $99.2 million, respectively. Gross gains of $0.0 million and gross losses of $0.6 million were realized in 2006 on those sales. Gross gains of $0.8 million and gross losses of $0.6 million were realized in 2005 on those sales. Gross gains of $7.9 million and gross losses of $0.7 million were realized in 2004 on those sales.

Proceeds from the sale of investments in equity securities during the years ended December 31, 2006, 2005 and 2004, were $1.4 million, $0.0 million and $2.7 million, respectively. Gross gains of $1.3 million and gross

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses of $0.0 million were realized from those sales in 2006. These gains were due to the sale of Kanawha Healthcare Solutions, Inc.'s investment in the limited liability company, Risk Based Solutions, Inc. in 2006.

Gross gains of $2.6 million and gross losses of $0.0 million were realized in 2004 on those sales.

Net gains of $0.6 million, $0.2 million, and $0.4 million were realized on the trading portfolio in 2006, 2005, and 2004, respectively.

At December 31, 2006, fixed maturity securities and short-term investments with an amortized cost of $4.7 million and fair value of $4.8 million were on deposit with state insurance departments to satisfy regulatory requirements. At December 31, 2006, the Company held bonds with an amortized cost of $102.6 million and fair value of $102.2 million in trust accounts for our reinsurance assumed treaties with Equitable Life, Metropolitan Life, and Security Benefit Life (part of reinsurance assumed reserves in Note 8, which is incorporated herein by reference).

Changes during the years ended December 31, 2006, 2005 and 2004, in amounts affecting the net unrealized gains and losses, reduced by deferred income taxes, included in shareholders’ equity as accumulated other comprehensive income are as follows:

	Year Ended December 31, 2004 Net Unrealized Gains (Losses)
	Fixed Maturity Securities	Equity Securities	Total
Unrealized gains (losses) arising during the period, before taxes	$6,687,843	$(128,017)	$6,559,826
Income taxes	(2,340,745)	44,806	(2,295,939)
	4,347,098	(83,211)	4,263,887
Less reclassification adjustment:
Gains realized in net income	6,740,108	2,361,598	9,101,706
Income taxes	(2,359,038)	(826,559)	(3,185,597)
Reclassification adjustment for gains realized in net income	4,381,070	1,535,039	5,916,109
Other comprehensive loss	$(33,972)	$(1,618,250)	$(1,652,222)

	Year Ended December 31, 2005 Net Unrealized Gains (Losses)
	Fixed Maturity Securities	Equity Securities	Total
Unrealized (losses) arising during the period, before taxes	$(7,542,066)	$(26,000)	$(7,568,066)
Income taxes	2,639,723	9,100	2,648,823
	(4,902,343)	(16,900)	(4,919,243)
Less reclassification adjustment:
Gains (losses) realized in net income	142,625	(26,000)	116,625
Income taxes	(49,919)	9,100	(40,819)
Reclassification adjustment for gains (losses) realized in net income	92,706	(16,900)	75,806
Other comprehensive loss	$(4,995,049)	$—	$(4,995,049)

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2006 Net Unrealized Gains (Losses)
	Fixed Maturity Securities	Equity Securities	Total
Unrealized gains (losses) arising during the period, before taxes	$(3,795,849)	$1,600	$(3,794,249)
Income taxes	1,328,547	(560)	1,327,987
	(2,467,302)	1,040	(2,466,262)
Less reclassification adjustment:
Gains (losses) realized in net income	(627,945)	—	(627,945)
Income taxes	219,781	—	219,781
Reclassification adjustment for gains (losses) realized in net income	(408,164)	—	(408,164)
Other comprehensive income (loss)	$(2,059,138)	$1,040	$(2,058,098)

At December 31, 2006, the Company held certain fixed income investments with unrealized losses. Information regarding these investments is as follows:

	Number of Issues	Aggregate Unrealized Losses	Aggregate Estimated Fair Value
	(dollars in thousands)
Fixed Maturity Securities which have been in an unrealized loss position for:
Less than 12 months	148	$(3,086.4)	$157,653.5
Greater than 12 months	3313	$(9,249.6)	$264,630.8

Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized losses relative to cost and have concluded that these securities have not experienced an other-than-temporary impairment. Factors considered in making this evaluation included issue-specific drivers of the decrease in price, near-term prospects of the issuer, the length of time the value has been depressed, and the financial condition of the industry. Based on this review, no unrealized losses were considered to be other than temporary during 2006. Unrealized losses of $0.2 million and $0.7 million were considered to be other-than-temporary for this review and were recognized as realized losses during 2005 and 2004, respectively.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major categories of the Company’s and Predecessor’s net investment income for the years ended December 31, 2006, 2005 and 2004, are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
Income:
Bonds	$27,937,201	$24,154,644	$22,629,014
Preferred stocks	218,739	280,295	1,002,311
Common stocks, unaffiliated	—	—	70,665
Mortgage loans	968,017	1,253,382	1,952,089
Policy loans	1,164,509	1,251,152	1,420,052
Short-term investments and cash	563,426	1,342,146	146,091
Other	152,865	635,445	536,388
Total investment income	31,004,757	28,917,064	27,756,610
Expenses:
Investment expenses	944,690	1,072,327	2,548,777
Investment taxes, licenses and fees	114,261	99,866	5,421
Total investment expenses	1,058,951	1,172,193	2,554,198
Net investment income	$29,945,806	$27,744,871	$25,202,412

There were no new mortgage loans originated in 2006. At the issuance of a loan, the percentage of loan to value on any one loan does not exceed 75%. All properties covered by mortgage loans have fire insurance equal to at least the loan excess over the maximum loan that would be allowed on the land without the building.

The Company’s mortgage loan portfolio is comprised of conventional real estate mortgages collateralized primarily by office (3.6%), apartments (4.6%) and residential (91.8%) properties. Mortgage loan underwriting standards emphasize the credit status of a prospective borrower, quality of the underlying collateral and conservative loan-to-value ratios. Approximately 97.3% of the loans are on properties located in the South Atlantic region. Other geographic regions include mortgaged property representing 2.7% of the aggregate principal amount of the Company’s mortgage loans as of December 31, 2006.

Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on the loans is discontinued at the time the loan is 90 days past due or when, in management’s opinion, collection of such interest is doubtful. Past due status is based on the contractual terms of the loan. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The Company maintains an allowance for potentially uncollectible loans. Additions to the allowance are based on assessments of certain factors, including but not limited to historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and non-performing loans and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the allowance are provided through a charge to earnings. There was no balance in the allowance account at December 31, 2004. There were no additions to the allowance for the years ended December 31, 2006 and 2005.

At December 31, 2006 the Company held $0.1 million in residential mortgage loans with interest overdue more than 90 days.

4.	Other Intangible Assets

Under FAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized. Effective December 31, 2004, historical goodwill of the Predecessor was eliminated as a part of the application of GAAP purchase accounting requirements. The fair value of net assets of the Predecessor was greater than the acquisition purchase price, therefore no goodwill was recorded, effective December 31, 2004. Certain other intangibles were recorded as a result of the acquisition effective December 31, 2004. The weighted-average useful life, gross carrying

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, accumulated amortization and net carrying value of other intangible assets, which are included in other assets in the consolidated balance sheet, as of December 31, 2006, and 2005, were as follows:

	Weighted-	KMG America December 31, 2006
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Value (in millions)	Amortization (in millions)	Value (in millions)
Customer Relationships	10 years	$4.90	$1.0	$3.90
Trademarks and Trade Name	indefinite	6.11	0	6.11
Product Approvals	35 years	2.83	.2	2.63
State Licenses	indefinite	3.66	0	3.66
Total		$17.50	$1.2	$16.30
	Weighted-	KMG America December 31, 2005
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Value (in millions)	Amortization (in millions)	Value (in millions)
Customer Relationships	10 years	$4.90	$.5	$4.40
Trademarks and Trade Name	indefinite	6.11	0	6.11
Product Approvals	35 years	2.83	.1	2.73
State Licenses	indefinite	3.66	0	3.66
Total		$17.50	$.6	$16.9

Amortization expense relating to intangible assets was $0.57 million in 2006, $0.57 million in 2005, and $0.0 million in 2004. Estimated future amortization expense relating to intangible assets for the years ending December 31 are as follows:

(in millions)	2007	2008	2009	2010	2011
Estimated future amortization expense relating to intangible assets	$0.57	$0.57	$0.57	$0.57	$0.57

5.	Real Estate and Equipment

Real estate and equipment consist of the following at December 31:

	2006	2005
Real estate	$7,652,969	$7,105,384
Equipment	11,067,610	6,367,004
Total	18,720,579	13,472,388
Less accumulated depreciation	3,652,073	1,748,519
	$15,068,506	$11,723,869

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

In connection with the Kanawha acquisition, the Company recorded the value of business acquired for the value of the Predecessor’s in force business. The interest rate assumption used to amortize the value of business acquired was approximately 6.0% at December 31, 2006. Information about deferred policy acquisition costs and value of business acquired are summarized below:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	KMG America Corporation			Predecessor
	December 31,			December 31,
	2006	2005	2004	2004
Deferred policy acquisition costs:
Beginning balance	$14,031,875	$—	$—	$80,656,518
Deferral:			—
Commissions	8,883,132	7,893,558	—	5,374,915
Expenses	6,751,388	7,119,717	—	7,750,057
Total deferral	15,634,520	15,013,275	—	13,124,972
Gross amortization	2,054,378	981,400	—	11,749,911
Interest accrued	(841,912)	—	—	(5,307,199)
Net amortization	1,212,466	981,400	—	6,442,712
Ending balance	$28,453,929	$14,031,875	$—	$87,338,778
Value of business acquired:
Beginning balance	$72,638,967	$74,481,295	$—	$29,604,632
Deferral:
Cost of acquisition	1,020,400	643,771	74,481,295	—
Total deferral	1,020,400	643,771	74,481,295	—
Gross amortization	7,251,494	6,954,977	—	5,097,914
Interest accrued	(4,358,338)	(4,468,878)	—	(2,072,324)
Net amortization	2,893,156	2,486,099	—	3,025,590
Ending balance	$70,766,211	$72,638,967	$74,481,295	$26,579,042

The Company accounts for value of business acquired in a manner similar to deferred acquisition costs. The interest rates used to amortize deferred acquisition costs were 6.00%, 6.06 % and 6.58 % in 2006, 2005 and 2004, respectively.

The interest rate used in 2004 to amortize value of business acquired was approximately 7.0%. Periodically, the Company performs tests to determine whether the value of business acquired remains recoverable from future premiums on the acquired business. No write-offs were incurred in 2004, 2005 or 2006 from impairments as a result of such recoverability tests. The interest rate assumption used to amortize the value of business acquired was reset upon the closing of the Kanawha acquisition and the rate was approximately 6.0% at December 31, 2004. Under the Company’s assumptions, as of December 31, 2006, the Company estimated that the amortization of value of business acquired for the next five years will be as follows:

Year ending December 31:	Amortization

2007	4.96%
2008	4.93
2009	5.24
2010	5.23
2011	5.14

If actual lapse and mortality experience is higher or lower than assumed for the table above, then actual amortization will be faster or slower than indicated in the table.

7.	Benefit Reserves

Insurance reserves for individual life insurance, individual accident and health insurance, group life insurance and group accident and health insurance are computed using the net level premium method, including

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions based on our experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. Reserve interest assumptions are graded and range from 3.0% to 8.5% for historical GAAP purposes and for current Purchase GAAP the interest assumptions range from 5.75% to 6.60% The weighted average assumed investment yield for all life and accident and health policy reserves was 6.07% in 2006, 6.04% in 2005 and 6.84% in 2004. Benefit reserves for limited-payment policies take into account, where necessary, any deferred profits to be recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred.

Interest crediting rates for investment products ranged from 3.5% to 5.0% in 2006, 2005, 2004, respectively.

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

8.	Reinsurance

Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The assumption agreements provide the Company with increased economies of scale and the ceded agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources and, in some cases, effect business dispositions. However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. All reinsurers for which we hold an amount recoverable have a financial strength rating from A.M. Best of at least an A- (excellent) (with the exception of Scottish Re, which is rated B, but to which we have limited exposure as the current amount recoverable as of December 31, 2006 is $125,619) and the majority of our reinsurers have a rating of A+ (superior). In some cases, reinsurers have placed amounts in trusts equivalent to the amount recoverable from the reinsurer. The following represent reinsurance amounts included in the accompanying financial statements:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	KMG America
	December 31,
	2006	2005
Balance sheet amounts-assets (liabilities)
Policy and contract liabilities:
Aggregate life, annuity, and accident and health reserves:
Direct	$(404,665,195)	$(342,240,185)
Assumed	(142,573,997)	(184,919,606)
Aggregate life, annuity, and accident and health reserves	$(547,239,192)	$(527,159,791)
Policy and contract claims:
Direct	$(13,014,693)	$(8,588,956)
Assumed	(1,516,089)	(1,419,396)
Policy and contract claims	$(14,530,782)	$(10,008,352)
Reinsurance balances recoverable:
Life, annuity, and accident and health reserves ceded	$86,296,091	$77,086,526
Policy and contract claims ceded	2,795,141	1,209,531
Reinsurance balances recoverable	$89,091,232	$78,296,057
Experience refunds payable	$(18,621,587)	$(16,684,844)
Premiums due	$(1,401,793)	$(2,230,179)
Premiums received in advance	$(114,416)	$(117,088)

	KMG America		Predecessor
	December 31,		December 31,
	2006	2005	2004
Statement of operations amounts – (revenue) expense
Premiums and benefits paid or provided:
Insurance premiums
Direct	$(146,051,669)	$(119,604,850)	$(113,222,042)
Assumed	(6,133,954)	(4,065,908)	(4,561,459)
Ceded	24,216,926	16,783,240	14,947,956
Net insurance premiums	$(127,968,697)	$(106,887,518)	$(102,835,545)
Policyholder benefits:
Direct	$140,007,503	$92,863,244	$93,524,974
Assumed	(19,981,934)	6,299,288	11,183,934
Ceded	(20,183,280)	(14,874,806)	(14,533,915)
Net policyholder benefits	$99,842,289	$84,287,726	$90,174,993
Commissions assumed	$479,564	$398,989	$428,247
Commission allowance on reinsurance ceded	$(4,398,203)	$(4,371,076)	$(4,825,569)

9.	Federal Income Taxes

Income taxes as reported in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, are summarized as follows:

	KMG America			Predecessor
	2006	2005	2004	2004
Current expense (benefit)	$567,471	$(1,283,678)	$—	$(789,362)
Deferred expense (benefit)	3,280,697	3,411,886	(94,528)	4,355,234
Income tax expense (benefit)	$3,848,168	$2,128,208	$(94,528)	$3,565,872

The provision for federal income taxes incurred is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes. The significant items causing this difference are:

					Predecessor
	For the Year Ended December 31, 2006	Effective Tax Rate	For the Year Ended December 31, 2005	Effective Tax Rate	For the Year Ended December 31, 2004	Effective Tax Rate
Pre-tax book income	$11,067,118		$6,611,966		$9,756,371
Provision computed at statutory rate	$3,762,820	34.00%	$2,248,068	34.00%	$3,317,166	34.00%
Dividend received deduction	(26,950)	(0.24)%	(68,672)	(1.04)%	(87,500)	(0.90)%
Tax exempt investment income	(14,390)	(0.13)%	(13,711)	(0.21)%	(70,000)	(0.72)%
Other	126,688	1.14%	(37,477)	(0.56)%	406,206	4.17%
Total	$3,848,168	34.77%	$2,128,208	32.19%	$3,565,872	36.55%

The tax effects of temporary differences that result in significant deferred income tax assets and deferred income tax liabilities at December 31 are as follows:

	2006	2005
Deferred tax liabilities:
Deferred policy acquisition costs	$5,480,162	$157,717
Value of business acquired	23,499,989	24,010,585
GAAP/Tax difference in asset basis	5,907,014	6,696,316
Other	7,350,834	7,528,204
Total deferred tax liabilities	42,237,999	38,392,822
Deferred tax assets:
Policy benefit reserves	8,490,767	17,247,379
Deferred compensation	1,933,131	1,908,654
Unrealized investment losses recognized in equity	3,797,848	2,689,642
Net operating loss carryforward	16,926,457	7,887,975
Other	2,933,138	1,824,728
Total deferred tax assets	34,081,341	31,558,378
Less: valuation allowance	—	(211,230)
Deferred tax assets net of valuation allowance	34,081,341	31,347,148
Net deferred income tax liabilities	$8,156,658	$7,045,674

	2006	2005
Reconciliation to balance sheet:
Deferred income tax liabilities	$14,735,262	$13,061,136
Less: deferred income tax asset	6,578,604	6,015,462
Net deferred income tax liabilities	$8,156,658	$7,045,674

The Predecessor’s federal income tax returns for all years through 2000 are closed. In the opinion of management, recorded income tax liabilities adequately provide for all remaining open years.

The Company and its subsidiaries have filed separate federal income tax returns as required by regulations regarding the consolidation for tax purposes of life insurance and non-life insurance companies. The Company and its subsidiaries have incurred net operating losses which will expire between 2024 and 2026. Under SFAS No. 109, management must provide a valuation allowance for any deferred tax amounts that it does not believe will be realized. Management believes that there is more likely than not that these net operating losses will be realized; therefore, no valuation allowance has been established. The valuation allowance decreased by $0.2 million and $1.6 million in 2006 and 2005, respectively. The Company paid income taxes of $0.0 million and $0.0 million, during the years ended December 31, 2006 and 2005, respectively.

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

10.	Statutory Financial Information

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The Company does not have any permitted accounting practices that differ from prescribed practices.

Statutory accounting practices (“SAP”) prescribed or permitted by regulatory authorities for the Company differ from GAAP. Shareholders’ equity and net loss, as determined in accordance with statutory accounting practices, for Kanawha are summarized as follows:

Net (loss) for the year ended December 31, 2006	$(14,717,792)
Capital and surplus as of December 31, 2006	$72,283,775
Net (loss) for the year ended December 31, 2005	$(8,887,046)
Capital and surplus as of December 31, 2005	$85,063,165
Net (loss) for the year ended December 31, 2004	$(1,745,291)
Capital and surplus as of December 31, 2004	$83,707,749

Under South Carolina insurance regulations, Kanawha is required to maintain minimum capital of $1.2 million and minimum surplus of $1.2 million. Additionally, Kanawha is restricted as to amounts that can be transferred in the form of dividends, loans, or advances without the approval of the South Carolina Insurance Commissioner. Under these restrictions, during 2007, dividends, loans or advances by Kanawha in excess of $7.2 million will require the approval of the South Carolina Insurance Commissioner.

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk pertaining to its investments, insurance risk, interest rate risk and general business risk. As of December 31, 2006, the Company’s adjusted SAP capital and surplus exceeded its authorized control level RBC.

11.	Unpaid Claims

The following table provides a reconciliation of the beginning and ending balances of unpaid accident and health claim liabilities, net of reinsurance recoverables, for years ended December 31:

	2006	2005	2004
Unpaid accident and health claims at beginning of year	$31,226,917	$25,380,187	$22,703,423
Less reinsurance recoverables	5,571,595	4,474,339	3,896,612
Net balance at beginning of year	25,655,322	20,905,848	18,806,811
Add provision for claims occurring in:
Current year	69,478,729	54,175,099	50,308,966
Prior years	(622,038)	217,926	(670,441)
Incurred losses during the current year	68,856,691	54,393,025	49,638,525
Deduct payments for claims occurring in:
Current year	44,375,012	36,435,423	35,075,480
Prior years	15,299,157	13,208,128	12,464,008
Claim payments during the current year	59,674,169	49,643,551	47,539,488
Net balance at end of year	34,837,844	25,655,322	20,905,848
Plus reinsurance recoverables	8,733,357	5,571,595	4,474,339
Unpaid accident and health claims at end of year	$43,571,201	$31,226,917	$25,380,187
Unpaid accident and health claims at end of year	$43,571,201	$31,226,917	$25,380,187
Life policy and contract claims	1,475,570	1,190,986	1,323,144
Accident and health policy reserves	264,065,013	205,296,068	183,442,027
	$309,111,784	$237,713,971	$210,145,358
Accident and health reserves per balance sheet	$294,581,002	$227,705,619	$200,801,846
Policy and contract claims per balance sheet	14,530,782	10,008,352	9,343,512
	$309,111,784	$237,713,971	$210,145,358

The foregoing reconciliation reflects a redundancy in the December 31, 2005 and 2004, reserves of $0.6 million, and a deficiency in the December 31, 2004 reserves of $0.2 million that emerged in 2006 and 2005, respectively. The changes in those reserves were primarily the result in changes in estimates as more information became available.

12.	Employee Benefits

The Company adopted the Predecessor’s defined benefit retirement plan, defined contribution plan, and deferred compensation plan. These plans were amended during 2006. These changes are discussed in detail below.

Defined Benefit Retirement Plan

The Company’s defined benefit retirement plan complies with two principal standards: the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which, in conjunction with the Internal Revenue Code, determines legal minimum and maximum deductible funding requirements; and Statement of Financial Accounting Standards No.158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87,88,106, and 132R (“SFAS No. 158”) which was issued in September 2006 and effective for the Company as of December 31, 2006. The measurement date for the Company’s defined benefit plan is December 31.

Plan benefits are based on years of service and compensation during the last five years of service. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations, including amortization of unfunded prior service costs over the maximum period allowed by ERISA.

The assets of the plan are held in a trust account and are invested in equity securities, debt securities and related instruments, and cash and cash equivalents.

On January 31, 2006, the Company adopted two amendments to the defined benefit retirement plan that froze participation in the plan and froze accrual of any additional benefits under the plan. As of March 31, 2006, no new participants were allowed to enter the plan. Effective as of September 30, 2006, no additional benefits accrue under the plan with respect to service after that date. As a result, final average earnings will be determined as of September 30, 2006, for all future benefit payments, and will not be adjusted for future changes in employee compensation.

Beneficiaries may elect to receive benefits in the form of lump-sum distribution, subject to certain dollar limitations, or through one of several annuity options. Based on the plan’s current funding status and ERISA guidelines, no required contributions to the plan are anticipated for 2007.

The net periodic retirement benefit cost of the plan included the following components:

	KMG America		Predecessor
	Year Ended December 31,
	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$191,110	$841,468	$910,317
Interest cost	930,039	948,027	912,685
Expected return on plan assets	(1,238,563)	(1,094,236)	(829,537)
Amortization of transition liability	1,448	17,373	17,373
Recognized net actuarial loss	210,584	205,330	170,431
Net periodic benefit cost	$94,618	$917,962	$1,181,269

Expected benefit payments are as follows for the years ended December 31:

2007	2008	2009	2010	2011	2012-2016

$565,000	$630,000	$719,000	$721,000	$753,000	$5,061,000

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The defined benefit plan’s change in benefit obligation, change in plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets are as follows:

	KMG America
	2006	2005
Change in Projected Benefit Obligation
Obligation at January 1	$17,227,851	$15,387,719
Service cost	191,110	841,468
Interest cost	930,039	948,027
Actuarial loss	624,382	455,585
Benefit payments	(568,376)	(404,948)
Curtailments	(2,140,546)	0
Obligation at December 31	$16,264,460	$17,227,851
Reconciliation of Fair Value of Plan Assets:
Fair Value of plan assets at January 1	$15,068,718	$13,346,989
Actual return on plan assets	1,408,966	(373,323)
Employer contributions	450,000	2,500,000
Benefit payments	(568,376)	(404,948)
Fair value of plan assets at December 31	$16,359,308	$15,068,718
Funded Status of the Plan
Funded status at December 31	$94,848	$(2,159,133)

Amounts recognized in the Statement of Financial Position consists of:

Noncurrent Assets Net	$94,848
Current Liabilities	0
Noncurrent Liabilities	0
Net Amount Recognized	$94,848

Amounts recognized in Accumulated Other Comprehensive Income consists of:

Net Actuarial Loss	$3,032,877	(Before tax effects)
Prior Service Cost / (Credit)	0
Total	3,032,877
Net Amount Recognized	$1,971,370	(After tax effects)

The initial amount recognized in accumulated other comprehensive income of $1,971,370 after tax is the result of adopting SFAS No. 158 as of December 31, 2006. An additional pension liability of $3,032,877 was established as the result of the requirement to recognize the funding status of the defined benefit pension plan on the balance sheet as of December 31, 2006. Previously, under SFAS No. 87 and 132R the Company only needed to recognize its pension obligation to the extent of the minimum liability represented by the accumulated benefit obligation. The Company had historically funded the plan to the extent of the minimum liability, thus to avoid the adjustment to other comprehensive income prior to 2006 year end which would have been required under SFAS 132R if the Company was under funded. The newly adopted accounting pronouncement required the recognition of the full projected benefit obligation when measuring the funded status as of December 31, 2006. The net position of the prepaid pension asset and the pension liability results in the amount recognized in the statement of financial position of $94,848 representing the Company’s over funded status of the defined benefit pension plan.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year are $172,000 and $0, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	2006	2005
Projected benefit obligation	$16,264,460	$17,227,851
Accumulated benefit obligation	16,264,460	14,924,457
Fair value of plan assets	$16,359,308	$15,068,718

The expected long-term rate of return on plan assets is estimated based on input from the Company’s actuaries and the Company’s investment committee using a variety of factors including long-term historical returns, inflation assumptions, targeted allocation of plan assets and expectations regarding future market returns for both equity and debt securities.

The key assumptions used in the calculation of the benefit obligations above for years ended December 31 are as follows:

Measurement Date	2006	2005	2004
Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	3.75%	3.75%	4.00%

The key assumptions used to determine Net Periodic Benefit Cost for years ended December 31:

	2006	2005	2004
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	4.00%	4.50%

The actuarial present value of accumulated plan benefits does not reflect the actual benefits that will be paid on retirement, but rather the liability that would exist if the Plan were terminated as of the valuation date.

The pension plan asset allocation at December 31, 2006, and 2005 by asset category is as follows:

	Percent of Plan Assets December 31
	2006	2005
Equity securities	77%	0%
Debt securities	19%	—
Cash and equivalents	4%	100%
Total	100%	100%

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

Defined Contribution Plan

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company offers a 401(k) qualified savings plan for which substantially all employees and agents are eligible. Plan participants may contribute up to 15% of pretax annual compensation, which includes overtime, bonuses and commissions. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. Until October 1, 2006, the Company contributed 25% of the first 6% of base compensation that a participant contributed to the Plan. The Company also could make an additional contribution up to 25% at its discretion.

Effective as of October 1, 2006, the Company matches 100% of the first 3% of salary deferral contributions that a participant contributes to the plan and 50% of the next 2% of salary deferral contributions a participant contributes to the plan. Effective January 1, 2007, participants will be 100% vested in all matching contributions made by the Company to the plan on and after that date.

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

These options generally vested 30% in 1998 and 10% annually thereafter. Amortization of deferred stock option compensation expense of approximately $0.2 million was recognized in 2004.

Pro forma information regarding net income and net income per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Predecessor had accounted for its employee stock options under the fair value method of SFAS 123 as of its effective date. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk—free Interest Rate	5.71%
Expected Dividend Yield	—
Expected Volatility	35.00%
Expected life (years)	5

In connection with the closing of the acquisition of the Predecessor, on December 21, 2004, all 371.8 options became 100% vested and were exercised and the Predecessor stock option plan was terminated. No additional stock options can be granted under the Predecessor’s plan.

KMG America 2004 Equity Incentive Plan

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of reported net income and pro forma information as if the Company and the Predecessor had adopted SFAS 123 for its employee and director stock option awards:

	KMG America Corporation		Predecessor
	December 31,		December 31,
	2005	2004	2004
Net income (loss) as reported	$4,659,532	$(175,553)	$6,190,499
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	134,594
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(687,962)	(30,974)	(164,071)
Pro forma net income (loss) available to common stockholders	$3,971,570	$(206,527)	$6,161,022
Net income (loss) per share-basic: As reported	$.21	$(0.01)	$2,369.27
Pro forma	$.18	$(0.01)	$2,357.99
Net income (loss) per share-diluted: As reported	$.21	$(0.01)	$2,132.71
Pro forma	$.18	$(0.01)	$2,122.56

The Company also followed APB 25 for 2005 and 2004 and related interpretations in accounting for its stock options issued to senior management.

During 2005, the Company issued options to purchase a total 229,250 shares of Company common stock, at a weighted average exercise price of $9.35 per share, which is equal to 100% of the estimated fair market value of the common stock on the date of the grant. These options generally vest with respect to one fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. During 2005, 61,500 shares were forfeited. During 2005, the Company also issued 54,357 shares of restricted common stock at a weighted average of $8.86, which is equal to 100% of the estimated fair market value of the common stock on the date of grant. These shares of restricted stock generally vest with respect to one fourth of the shares granted on each of the first, second, third and fourth anniversaries of grant. On December 15, 2004, the Company issued options to purchase a total of 1,246,000 shares of Company common stock at an exercise price of $9.50 per share, which is equal to 100% of the estimated fair market value of the common stock on the date of grant. These options generally vest with respect to one fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. Options to purchase 310,000 shares, however, generally vest one third on each of the first, second and third anniversaries of the date of grant.

Pro forma information regarding net income and net income per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 as of its effective date. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted SFAS 123(R) as of January 1, 2006. Below is the presentation of the Company’s employee and director stock options and common stock grants under the fair value method.

Common Stock Grants

The activity related to the common stock grants is set forth below:

	Common Stock Grants Outstanding		Weighted Average Grant Date Fair Value Per Share of Common Stock Grants Outstanding
	Nonvested	Vested	Nonvested	Vested
Outstanding as of December 31, 2005	54,357	0	$8.86	$0
Granted	76,750	13,199	8.03	8.07
Vested	(12,707)	12,707	8.84	8.84
Forfeited	(4,358)	0	9.03	0
Outstanding as of December 31, 2006	114,042	25,906	$8.29	$8.45

Stock Options

Black-Scholes option-pricing model assumptions used:

Average Risk-free Interest Rate	4.96%
Expected Dividend Yield	—
Expected Volatility	20.0%
Expected Life (years)	5

The activity related to the stock options is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding as of December 31, 2005	1,413,750	$9.47
Granted	518,175	8.30
Exercised	0	0
Forfeited	(18,500)	8.77
Outstanding as of December 31, 2006	1,913,425	9.16	$4,683,636	8.49
Exercisable as of December 31, 2006	699,479	$9.49	$1,718,884	8.04

The following table sets forth share-based compensation and the related tax benefit:

Year Ended December 31, 2006
Total Share-Based Compensation
Included in income before income taxes	$1,378,882
Included in net income, net of tax effects	$896,273
Excess tax benefits related to options exercised	$0
Excess tax benefits related to share-based compensation (1)	$0

(1) Represents the tax benefit, recognized in additional paid-in-capital for stock options exercised.

As of December 31, 2006, there was $3,474,667 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

Performance Share Plan

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2000, the Predecessor established its Performance Share Plan and authorized the issuance of up to 80,000 stock units to attract and retain quality employees and to allow such employees to participate in the growth of the Predecessor. Awards could be made to participants in the form of stock units. The Performance Share Plan provided for vesting over the 10 years subsequent to date of grant (10% per year). Compensation expense was recorded based on the vesting and the change in the book value of the Predecessor’s common stock from the date of grant to the date of exercise, adjusted for dividends, stock redemption proceeds and capital contributions subsequent to the date of grant. Eligible participants under the Performance Share Plan included executives or key employees of the Predecessor. During 2004, 7,354 units were forfeited or redeemed resulting in 65,864 outstanding units at December 20, 2004. The plan continued in effect through the closing of the Company’s acquisition of the Predecessor on December 21, 2004, when it terminated and all outstanding stock units were redeemed. No additional stock units may be awarded under the plan. The Company does not intend to implement a stand-alone successor performance share plan, but the Company’s 2004 Equity Incentive Plan permits the Company to award performance shares.

13.	Commitments and Contingencies

On December 21, 2004, the Company entered into a $15.0 million five-year subordinated promissory note to fund a portion of the purchase price for the Kanawha acquisition. Interest on the promissory note accrued at 5% per annum and was added to the principal balance on December 31 of each year.

On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note we issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of December 31, 2006, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an initial interest rate of 6.60%.

The credit agreement requires the Company to comply with certain covenants, including, among others, maintaining a maximum ratio of consolidated indebtedness to total capitalization, a minimum available dividend amount for Kanawha and a minimum A.M. Best financial strength rating of B++ for Kanawha. The Company must also comply with limitations on certain payments, additional debt obligations, dispositions of assets and its lines of business. The credit agreement also restricts the Company from creating or allowing certain liens on its assets and from making certain investments.

Fourth quarter 2006 expenses include a pretax benefit of $1.0 million related to the discount associated with retiring and replacing the Company's $15 million subordinated note with bank debt.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”), both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore and Gibb are officers of KMG America and former employees of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On August 9, 2005, a hearing was held before the court to consider plaintiffs’ motion for a temporary injunction and on August 26, 2005, the court issued a ruling denying plaintiffs’ motion. The plaintiffs filed a notice of appeal of the court’s ruling with the Minnesota Court of Appeals. On September 5, 2006, the Minnesota Court of Appeals issued a ruling affirming the district court’s denial of plaintiffs' motion for a temporary injunction. On December 21, 2006, the defendants filed a motion for summary judgment with the district court and a hearing on the motion was held on January 19, 2007. We expect a ruling from the Court in the second quarter of 2007. The Company believes plaintiffs’ allegations are without merit and intends to defend the action vigorously. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company has been advised by the insurance carrier for its primary directors and officers insurance policy that the insurance carrier will, subject to the terms, conditions and limitations of the insurance policy, reimburse the Company for a significant portion of future defense costs and potential damages, losses and liabilities resulting from this litigation. The Company also has received partial reimbursement under the insurance policy for defense costs incurred to date. As a result, the Company expects that the ongoing defense cost reimbursements and reimbursements of any damages, losses or liabilities under the directors and officers insurance policy should reduce the risk that future defense costs and any damages, losses or liabilities may have a material adverse effect on the Company’s future consolidated financial position or results of operations.

The Company had no commitments to fund mortgage loans at December 31, 2006.

The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. The Company recognizes its obligation for guaranty fund assessments and records an estimated accrual for any potential assessment. There were no such accruals as of December 31, 2005, and 2006.

The Company leases office equipment under noncancellable leases. Total rental expense amounted to $0.1 million in 2004 and $0.2 million in 2005 and $0.2 million in 2006. As of December 31, 2006, future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

2007	$188,000
2008	180,000
2009	176,000
$544,000

During February 2005, the Company entered into a lease agreement, pursuant to which it has agreed to pay an aggregate of $551,250 to lease its principal executive offices located in Minnetonka, Minnesota for the period from April 1, 2005, through June 30, 2010. This lease is not cancelable by the Company except in connection with specified events that are generally beyond the Company’s control.

During November 2003, the Predecessor entered into a contract for IT and document management. Expenses incurred during 2004, 2005, and 2006 were $5.0 million, $6.8 million, and $7.5 million respectively. This ten-year contract is subject to cancellation by the Company at any time after 42 months, with the payment of a termination penalty that is subject to the number of months remaining in the contract. The document management portion of the agreement is variable by transaction volume. Future payments under this contract are as follows:

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007	$7,689,000
2008	8,121,000
2009	8,534,000
2010	8,829,000
2011	9,137,000
Thereafter	19,244,000
Total 2006 through 2013	$61,554,000

14.	Concentrations of Credit Risk

At December 31, 2006 and 2005, the Company had no significant exposure to unrated or less-than-investment grade bonds.

The Company’s investment in mortgage loans principally involves residential and commercial real estate primarily in South Carolina and North Carolina. Such investments consist primarily of first mortgage liens on single-family residences; the mortgage outstanding on any individual property does not exceed $1.1 million.

15.	Fair Values of Financial Instruments

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s cash and investments at December 31 are summarized in the following table.

	KMG America
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21,744,137	$21,744,137	$32,582,964	$32,582,964
Equity securities	103,545	103,545	286,809	286,809
Fixed maturity securities	520,624,942	520,624,942	498,157,355	498,157,355
Mortgage loans	13,921,019	13,051,275	17,606,746	16,787,742
Policy loans	18,163,223	18,163,223	21,803,430	21,803,430

The carrying amounts and fair values of the Company’s liabilities for investment-type insurance contracts at December 31 are summarized in the following table.

	KMG America
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Individual and group annuities	$6,430,586	$6,446,389	$6,633,215	$6,633,215
Other policyholder funds left on deposit	7,138,535	7,138,535	7,226,213	7,226,213
Total	$13,569,121	$13,584,924	$13,859,428	$13,859,428

16.	Business Segments

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

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the quarter ended June 30, 2006, the Company implemented the use of seriatim PGAAP reserve factors. While the implementation of seriatim PGAAP factors did not change total reserves of the Company, it did result in a reallocation of reserves among the worksite insurance, senior market insurance and acquired business segments. This reallocation has been reflected in the current results of the affected segments.

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

This reallocation of reserves between the business segments does impact the comparability of the current reported policyholder benefits and the resulting reported benefit ratios by segment.

The following represents a summary of the Company’s and Predecessor’s statement of operations and asset composition by reportable segment. Except as noted, the financial statement information of the Predecessor set forth below is reported on a historical basis without GAAP purchase accounting adjustments reflecting the Company’s acquisition of the Predecessor.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	KMG America			Predecessor
	For the Year Ended December 31,		For the Period from January 21 through December 31,	For the Year Ended December 31,
	2006	2005	2004	2004
Worksite Insurance Business
Insurance premiums	$83,795,394	$60,528,639	$—	$56,308,493
Net investment income	7,180,951	6,524,218	—	5,028,355
Commission and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	395,735	172,142	—	263,734
Total revenues	91,372,080	67,224,999	—	61,600,582
Policyholder benefits	55,650,934	43,556,110	—	44,292,442
Commissions	7,203,019	3,741,433	—	3,779,844
Expenses, taxes, fees and depreciation	17,633,880	16,327,059	—	9,966,881
Amortization of DAC and VOBA	2,712,883	3,657,962	—	6,208,791
Total benefits and expenses	83,200,716	67,282,564	—	64,247,958
Income (loss) before Federal income tax	$8,171,364	$(57,565)	$—	$(2,647,376)
Total assets	$170,761,006	$166,401,638	$—	$169,760,986	(1)
Senior Market Insurance Business
Insurance premiums	$41,486,187	$42,239,844	$—	$42,060,326
Net investment income	7,868,932	4,641,343	—	3,878,429
Commission and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	3,180,609	2,935,257	—	2,346,577
Total revenues	52,535,728	49,816,444	—	48,285,332
Policyholder benefits	68,737,309	35,355,291	—	35,829,058
Commissions	5,155,456	5,494,810	—	5,481,986
Expenses, taxes, fees and depreciation	2,957,915	3,995,699	—	3,695,003
Amortization of DAC and VOBA	1,586,879	553,539	—	641,079
Total benefits and expenses	78,437,559	45,399,339	—	45,647,126
Income (loss) before Federal income tax	$(25,901,831)	$4,417,105	$—	$2,638,206
Total assets	$259,132,462	$193,889,081	$—	$160,381,684	(1)
Third-Party Administration Business
Insurance premiums	$—	$—	$—	$—
Net investment income	—	—	—	—
Commission and fees	16,126,591	14,263,603	—	13,295,120
Net realized gains	—	—	—	—
Other income	504	3,052	—	798
Total revenues	16,127,095	14,266,655	—	13,295,918
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	14,049,613	12,838,087	—	12,200,228
Amortization of DAC and VOBA	—	—	—	—
Total benefits and expenses	14,049,613	12,838,087	—	12,200,228
Income (loss) before Federal income tax	$2,077,482	$1,428,568	$—	$1,095,690
Total assets	$9,755,772	$11,102,572	$—	$8,186,306	(1)

	KMG America				Predecessor
	For the Year Ended December 31,		For the Period from January 21 through December 31,		For the Year Ended December 31,
	2006	2005	2004		2004
Acquired Business
Insurance premiums	$2,687,116	$4,119,035	$—		$4,466,726
Net investment income	8,056,398	7,807,899	—		8,507,129
Commissions and fees	—	—	—		—
Net realized gains	—	—	—		—
Other income	70,945	69,072	—		115,613
Total revenues	10,814,459	11,996,006	—		13,089,468
Policyholder benefits	(24,545,954)	5,376,325	—		10,053,493
Commissions	366,172	398,989	—		428,247
Expenses, taxes, fees and depreciation	2,519,477	2,740,522	—		2,829,686
Amortization of DAC and VOBA	(194,140)	(744,002)	—		2,618,432
Total benefits and expenses	(21,854,445)	7,771,834	—		15,929,858
Income (loss) before Federal income tax	$32,668,904	$4,224,172	$—		$(2,840,390)
Total assets	$161,089,271	$204,288,455	$—		$215,850,711	(1)
Corporate and Other
Insurance premiums	$—	$—	$—		$—
Net investment income	6,839,525	8,771,411	18,408		7,788,499
Commissions and fees	378,073	301,024	—		180,402
Net realized gains	1,218,465	358,318	—		9,432,585
Gain on extinguishment of debt	1,020,839	—	—		—
Other income	803,849	688,349	—		381,505
Total revenues	10,260,751	10,119,102	18,408		17,782,991
Policyholder benefits	—	—	—		—
Commissions	—	—	—		—
Expenses, taxes, fees and depreciation	16,209,552	13,519,416	288,489		6,272,750
Amortization of DAC and VOBA	—	—	—		—
Total benefits and expenses	16,209,552	13,519,416	288,489		6,272,750
Income (loss) before Federal income tax	$(5,948,801)	$(3,400,314)	$(270,081)		$11,510,241
Total assets	$230,975,335	$221,683,323	$770,051,331		$157,714,248	(1)
Total Company:
Insurance premiums	$127,968,697	$106,887,518	$—		$102,835,545
Net investment income	29,945,806	27,744,871	18,408		25,202,412
Commissions and fees	16,504,664	14,564,627	—		13,475,522
Net realized gains	1,218,465	358,318	—		9,432,585
Gain on extinguishment of debt	1,020,839	—	—		—
Other income	4,451,642	3,867,872	—		3,108,227
Total revenues	181,110,113	153,423,206	18,408		154,054,291
Policyholder benefits	99,842,289	84,287,726	—		90,174,993
Commissions	12,724,647	9,635,232	—		9,690,077
Expenses, taxes, fees and depreciation	53,370,437	49,420,783	288,489		34,964,548
Amortization of DAC and VOBA	4,105,622	3,467,499	—		9,468,302
Total benefits and expenses	170,042,995	146,811,240	288,489		144,297,920
Income (loss) before Federal income tax	$11,067,118	$6,611,966	$(270,081)		$9,756,371
Total assets	$831,713,846	$797,365,069	$770,051,331	$	N/A(2)

(1) KMG America at December 31, 2004, adjusted for purchase accounting adjustments to reflect the Kanawha acquisition.

(2) Aggregate total assets for the Predecessor as of December 31, 2004 is not reported because the Predecessor had been acquired by KMG America at that date and the Predecessor’s assets had been consolidated into the KMG America balance sheet at that date.

KMG AMERICA CORPORATION AND PREDECESSOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Premiums, fees and other income	$35,016,274	$35,701,899	$39,527,381	$38,679,449
Net investment income, realized gains and brokerage income, and gain on extinguishment of debt	7,417,175	7,504,069	7,459,133	9,804,733
Total revenue	42,433,449	43,205,968	46,986,514	48,484,182
Benefits, expenses, and federal income taxes	41,197,252	42,188,934	44,960,834	45,544,143
Net income excluding cumulative effect adjustments	$1,236,197	$1,017,034	$2,025,680	$2,940,039
Basic income per share of common stock	$.06	$.05	$.09	$.13
Diluted income per share of common stock	$.06	$.05	$.09	$.13

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Premiums, fees and other income	$30,557,255	$31,465,810	$31,395,792	$31,901,160
Net investment income, realized gains and brokerage income	6,680,365	6,819,149	7,367,149	7,236,526
Total revenue	37,237,620	38,284,959	38,762,941	39,137,686
Benefits, expenses, and federal income taxes	36,217,622	37,571,748	37,424,495	37,725,584
Net income excluding cumulative effect adjustments	$1,019,998	$713,211	$1,338,446	$1,412,102
Basic income per share of common stock	$.05	$.03	$.06	$.06
Diluted income per share of common stock	$.05	$.03	$.06	$.06

KMG AMERICA CORPORATION AND PREDECESSOR AND SUBSIDIARY

SCHEDULE III—SUPPLEMENTAL INSURANCE INFORMATION

Segment	DAC and VOBA Asset	Policy Reserves Liability	Unearned Premiums Liability	Contract Claims and Other Policy Liabilities	Insurance Premiums	Net Investment Income	Policyholder Benefits	Amortization of DAC and VOBA	Other Expenses
Year Ended December 31, 2006
Worksite insurance	$38,094,067	$151,811,850	$781,654	$18,170,549	$83,795,394	$7,180,951	$55,650,934	$2,712,883	$24,836,899
Senior market insurance	40,256,998	247,085,789	7,692,034	4,354,639	41,486,187	7,868,932	68,737,309	1,586,879	8,113,371
Third party administration	—	—	—	—	—	—	—	—	14,049,613
Acquired business	20,869,075	139,400,374	467,491	2,599,819	2,687,116	8,056,398	(24,545,954)	(194,140)	2,885,649
Corporate and other	—	—	—	—	—	6,839,525	—	—	15,188,713
Total	$99,220,140	$538,298,013	$8,941,179	$25,125,007	$127,968,697	$29,945,806	$99,842,289	$4,105,622	$65,074,245
Year Ended December 31, 2005
Worksite insurance	$24,415,261	$151,625,690	$916,931	$13,859,018	$60,528,639	$6,524,218	$43,556,110	$3,657,962	$20,068,492
Senior market insurance	41,580,646	181,949,150	7,748,415	4,191,516	42,239,844	4,641,343	35,355,291	553,539	9,490,509
Third party administration	—	—	—	—	—	—	—	—	12,838,087
Acquired business	20,674,935	184,050,462	869,143	2,684,006	4,119,035	7,807,899	5,376,325	(744,002)	3,139,511
Corporate and other	—	—	—	—	—	8,771,411	—	—	13,519,416
Total	$86,670,842	$517,625,302	$9,534,489	$20,734,540	$106,887,518	$27,744,871	$84,287,726	$3,467,499	$59,056,015
Year-ended December 31, 2004*
Worksite insurance	$ 14,134,393	$156,098,046	$ 964,052	$ 12,698,888	$ 56,308,493	$5,028,355	$ 44,292,442	$ 6,208,791	$ 13,746,725
Senior market insurance	40,586,764	148,442,031	7,750,320	4,189,333	42,060,326	3,878,429	35,829,058	641,079	9,176,989
Third party administration	—	—	—	—	—	—	—	—	12,200,228
Acquired business	19,760,138	196,461,950	1,025,732	3,285,085	4,466,726	8,507,129	10,053,493	2,618,432	3,257,933
Corporate and other	—	—	—	—	—	7,788,499	—	—	6,272,750
Total	$ 74,481,295	$501,002,027	$ 9,740,104	$ 20,173,306	$ 102,835,545	$25,202,412	$ 90,174,993	$ 9,468,302	$ 44,654,625

*Balance sheet amounts at December 31, 2004 are those of KMG America. Statement of operations for the year ended December 31, 2004 are those of the Predecessor.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There was no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” in Item 8, which is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information presented under the captions “Information Concerning Nominees,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”” of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held May 3, 2007 (the “2007 Proxy Statement”) and the information presented under the caption “Availability of Reports, Certain Committee Charters and Other Information” of “Item 1. Business” of this report is incorporated herein by reference.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect for 2006 on July 18, 2006. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934. Information regarding the members of the Audit Committee and the Audit Committee financial expert is reported under the captions “Corporate Governance” and “Committees of the Board” of our 2007 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information presented under the captions “Director Compensation for 2006”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2007 Proxy Statement is incorporated herein by reference.

The information presented under the caption “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Common Stock Authorized for Issuance Under Our 2004 Equity Incentive Plan” in Part II of this Form 10-K is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information presented under the captions “Transactions with Related Persons” and "Corporate Governance" of our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information presented under the captions “Audit Committee Pre-Approval Policy” and “Fees of the Corporation’s Independent Registered Public Accounting Firm” of our 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1) The following documents are filed as part of Item 8 of this report:
Report of Management on Consolidated Financial Statements and Management's Assessment of Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.
Consolidated Balance Sheets for KMG America Corporation as of December 31, 2006, and 2005.

Consolidated Statements of Operations for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the years ended December 31, 2005 and 2006, and for Kanawha Insurance Company (the “Predecessor”) for the year ended December 31, 2004.

Consolidated Statements of Shareholders’ Equity for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the years ended December 31, 2005 and 2006, and for the Predecessor for the year ended December 31, 2004.

Consolidated Statements of Cash Flow for KMG America Corporation for the period January 21, 2004 (inception) through December 31, 2004, and for the years ended December 31, 2005 and 2006, and for the Predecessor for the year ended December 31, 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG AMERICA CORPORATION (Registrant)
By:	/s/ Kenneth U. Kuk
Name: Kenneth U. Kuk Title: Chairman, President & Chief Executive Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
By: /s/ Kenneth U. Kuk Kenneth U. Kuk	Director and Chairman, President & Chief Executive Officer (Principal Executive Officer)
By: /s/ Scott H. DeLong III Scott H. DeLong III	Director and Senior Vice President & Chief Financial Officer (Principal Financial Officer)
By: /s/ John H. Flittie John H. Flittie	Director
By: /s/ Stanley D. Johnson Stanley D. Johnson	Director and Chairman & Chief Executive Officer of Kanawha
By: /s/ Robert L. Laszewski Robert L. Laszewski	Director
By: /s/ Dennis M. Mathisen Dennis M. Mathisen	Director
By: /s/ James J. Ritchie James J. Ritchie	Director
By: /s/ Glenn S. Sackett Glenn S. Sackett	Vice President & Controller (Principal Accounting Officer)

Each of the above signatures is affixed as of March 14, 2007.

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

4.04

Credit Agreement between KMG America Corporation, as Borrower, and Wachovia Bank, a National Association, as Lender (incorporated by reference from Exhibit 10.01 attached to the KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2006).

10.01

KMG America Corporation 2004 Equity Incentive Plan, as amended April 18, 2006 (incorporated by reference from Exhibit 10.01 attached to KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006).

10.02

Form of Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.01 from KMG America Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006).

10.03

Employment Agreement between KMG America Corporation and Kenneth U. Kuk (incorporated by reference from Exhibit 10.02 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.04

Amendment, dated December 21, 2004, to the Employment Agreement between KMG America Corporation and Kenneth U. Kuk dated December 21, 2004 (incorporated by reference from Exhibit 10.05 attached to KMG America Corporation's Annual Report on Form 10-K for the year ended December 31, 2005).

10.05

Employment Agreement between KMG America Corporation and Scott H. DeLong III (incorporated by reference from Exhibit 10.03 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.06

Amendment, dated December 21, 2004, to the Employment Agreement between KMG America Corporation and Scott H. DeLong III dated December 21, 2004 (incorporated by reference from Exhibit 10.07 attached to KMG America Corporation's Annual Report on Form 10-K from the year ended December 31, 2005)..

10.07

Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Thomas D. Sass (incorporated by reference from Exhibit 10.09 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.08	Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Thomas D. Sass dated December 21, 2004.
10.09

Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul F. Kraemer (incorporated by reference from Exhibit 10.06 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.10

Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Paul F. Kraemer dated December 21, 2004. (incorporated by reference from Exhibit 10.07 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.11

Employment Agreement, dated December 21, 2004, among KMG America Corporation, Kanawha Insurance Company and Paul P. Moore (incorporated by reference from Exhibit 10.08 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.12	Amendment, dated December 21, 2004, to the Employment Agreement among KMG America Corporation, Kanawha Insurance Company and Paul P. Moore dated December 21, 2004.
10.13

KMG America Corporation Supplemental Retirement and Deferred Compensation Plan, Restated and Amended (incorporated by reference from Exhibit 10.10 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.14	2007 Base Salaries and other compensation for Named Executive Officers and Directors.
10.15

Outsourcing Services Agreement, dated November 11, 2003, between CGI Information Systems & Management Consultants, Inc. and Kanawha HealthCare Solutions, Inc (incorporated by reference from Exhibit 10.07 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

10.16

Amendment No. 1 to the Outsourcing Services Agreement, dated April 1, 2004, between CGI Information Systems & Management Consultants, Inc. and Kanawha HealthCare Solutions, Inc. (incorporated by reference from Exhibit 10.08 attached to KMG America Corporation’s Registration Statement on Form S-1 (Registration No. 333-117911)).

119

10.17

Lease Agreement, dated February 2, 2005, between KMG America Corporation and Metropolitan Life Insurance Company in respect of KMG America Corporation’s principal executive offices located in Minnetonka, Minnesota (incorporated by reference from Exhibit 10.13 attached to KMG America Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.18

$15,000,000 Credit Agreement, dated December 21, 2006, between KMG America Corporation and Wachovia Bank, National Association (incorporated by reference from Exhibit 10.01 attached to KMG America Corporation’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2006).

10.19

$15,000,000 Note, dated December 21, 2006, made by KMG America Corporation payable to the order of Wachovia Bank, National Association (incorporated by reference from Exhibit 10.03 attached to KMG America Corporation’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2006).

10.20

Note Settlement Agreement, dated December 21, 2006, by and among KMG America Corporation, The Springs Company, Stanley D. Johnson, SDJ Partners, LP and Elliott S. Close (incorporated by reference from Exhibit 10.02 attached to KMG America Corporation’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2006).

21.01	List of Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young, LLP.
31.01	Rule 13a-14(a) / 15d-14(a) Certifications of Chairman, President & Chief Executive Officer.
31.02	Rule 13a-14(a) / 15d-14(a) Certifications of Senior Vice President & Chief Financial Officer.
32.01	Section 1350 Certification of Chairman, President & Chief Executive Officer.
32.02	Section 1350 Certification of Senior Vice President & Chief Financial Officer.

120