Form 10-Q
period 2007-03-31
KMG America CORP
filed 2007-05-10
CIK 1299210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 3, 2007, the number of shares of Common Stock outstanding was 22,327,319.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
Assets	(unaudited)
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $547,612,178 and $531,477,537 as of March 31, 2007 and December 31, 2006, respectively)	$537,512,821		$520,624,942
Equity securities available for sale, at fair value (cost of $156,840 and $101,945 as of March 31, 2007 and December 31, 2006, respectively)	156,340		103,545
Mortgage loans	13,463,447		13,921,019
Policy loans	17,954,398		18,163,223
Investment in subsidiary	1,083,000		—
Other investments	5,465,263	5	5,523,232
Total investments	575,635,269		558,335,961

Cash and cash equivalents	45,729,559		21,744,137
Reinsurance balances recoverable	89,553,370		89,091,232
Accrued investment income	6,740,007		6,502,801
Real estate and equipment (net of accumulated depreciation of $4,198,105 and $3,652,073 as of March 31, 2007 and December 31, 2006, respectively)	15,667,992		15,068,506
Federal income tax recoverable	5,111,539		5,111,539
Deferred income tax asset	324,581		6,578,604
Amounts due from reinsurers	3,918,984		2,906,176
Deferred policy acquisition costs	31,813,267		28,453,929
Value of business acquired	69,671,397		70,766,211
Other assets	25,417,928		27,154,750
Total assets	$869,583,893		$831,713,846

KMG AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$250,555,522	$252,658,190
Accident and health reserves	298,802,779	294,581,002
Policy and contract claims	24,215,663	14,530,782
Other policyholder liabilities	10,849,778	10,594,225
Total policy and contract liabilities	584,423,742	572,364,199

Accounts payable and accrued expenses	27,360,742	24,497,525
Taxes, other than federal income taxes	672,549	1,037,508
Federal income taxes accrued	15,889	523,889
Deferred income taxes	13,707,209	14,735,262
Liability for benefits for employees and agents	5,884,520	5,847,970
Funds held in suspense	3,005,606	4,832,579
Notes payable	14,000,000	14,000,000
Interest payable on note	25,700	50,350
Subordinated debt securities	36,083,000	—
Interest payable on subordinated debt	77,972	—
Other liabilities	1,673,773	1,773,077
Total liabilities	686,930,702	639,662,359

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,213,685 and 22,211,589 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	222,137	222,116
Paid-in capital	189,527,616	189,150,959
Retained earnings	1,439,715	11,702,929
Accumulated other comprehensive loss	(8,536,277)	(9,024,517)
Total shareholders’ equity	182,653,191	192,051,487
Total liabilities and shareholders’ equity	$869,583,893	$831,713,846

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006

Revenue:
Insurance premiums	$39,915,908	$29,810,626
Net investment income	7,875,667	7,206,068
Commission and fee income	4,168,149	4,219,115
Realized investment (losses) gains	(52,908)	211,107
Other income	1,059,068	986,533
Total revenues	52,965,884	42,433,449

Benefits and expenses:
Policyholder benefits	37,542,622	23,353,714
Insurance commissions, net of deferrals	4,152,444	2,981,285
General insurance expenses, net of deferrals	12,170,117	10,893,351
Insurance taxes, licenses and fees	1,615,015	1,515,052
Depreciation and amortization	705,147	640,866
Amortization of deferred policy acquisition costs and value of business acquired	2,080,681	1,178,101
Total benefits and expenses	58,266,026	40,562,369

(Loss) income before income taxes	(5,300,142)	1,871,080
Provision for income taxes	(4,963,071)	(634,883)
Net (loss) income	$(10,263,213)	$1,236,197
Net income per share:
Basic	$(.46)	$.06
Diluted	$(.46)	$.06
Weighted-average shares outstanding:
Basic	22,211,761	22,133,240
Diluted	22,258,099	22,138,078

See accompanying notes.

KMG AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Operating Expenses
Net (loss) income	$(10,263,213)	$1,236,197
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,093,546	1,222,193
Policy acquisition costs deferred	(4,345,205)	(3,810,992)
Amortization of deferred policy acquisition costs
and value of business acquired	2,080,681	1,178,101
Realized investment losses (gains), net	52,908	(211,107)
Deferred income tax expense	4,963,072	632,537
Changes in operating assets and liabilities:
Reinsurance balances recoverable	(462,138)	(3,030,874)
Accrued investment income	(237,205)	(80,351)
Other assets	1,736,822	(3,036,002)
Amounts due from reinsurers	(1,012,808)	(245,444)
Policy and contract liabilities	12,059,543	6,833,156
Accounts payable and accrued expenses	2,863,217	(385,214)
Interest payable	53,322	196,875
Stock-based compensation expense	376,678	303,951
Taxes, other than federal income taxes	(364,959)	(123,603)
Federal income taxes accrued	(508,000)	—
Funds held in suspense	(1,826,973)	(1,031,286)
Liability for benefits for employees and agents	36,550	(232,517)
Other liabilities	(99,304)	(67,468)
Net cash provided by (used in) operating activities	6,196,534	(651,848)
Investing activities
Securities available for sale:
Sales	7,144,945	646,599
Maturities, calls and redemptions	7,744,830	6,119,115
Purchases	(31,621,765)	(27,097,921)
Repayments of mortgage loans	457,572	725,545
Decrease in policy loans, net	208,824	311,116
Investment in subsidiary	(1,083,000)	—
Purchases of real estate, property and equipment	(1,145,518)	(1,274,228)
Net cash (used in) investing activities	(18,294,112)	(20,569,774)
Financing activities
Issuance of subordinated debt securities	36,083,000	—
Net cash provided by (used in) financing activities	36,083,000	—
Net increase (decrease) in cash and cash equivalents	23,985,422	(21,221,622)
Cash and cash equivalents at beginning of period	21,744,137	32,582,964
Cash and cash equivalents at end of period	$45,729,559	$11,361,342
Supplemental disclosures of cash flow information
Federal income taxes paid	$508,000	$—

See accompanying notes.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amortization of value of business acquired is generally recognized using amortization schedules established at the time of the acquisitions based upon expected revenue. The amortization is further impacted by actual-to-expected persistency adjustments which reflect our actual experience as it emerges over time relative to what we expected in the development of the amortization schedules.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs and other assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at March 31, 2007 and December 31, 2006.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Benefit reserves as reported are shown on a GAAP purchase accounting basis (“PGAAP”). Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a refinement in methodology was implemented whereby the benefit reserves are now being developed directly on a purchase GAAP basis. This seriatim factor approach was not implemented in prior quarters because of the significant amount of time it has taken to develop the complete set of reserve factors that was needed. The refinement of the methodology to use seriatim developed reserves had no material impact on income but did have an impact on the balance sheet on a segment by segment basis as of June 30, 2006.

Loss recognition testing of the Company’s policy benefit reserves is performed annually. This testing involves a comparison of the Company’s actual net liability position (all liabilities less DAC and VOBA) to the present value of future liabilities calculated using then-current assumptions. These assumptions are based on the Company’s best estimate of future experience. To the extent a premium deficiency exists, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC or VOBA. Any additional deficiency would be recognized as a premium deficiency reserve. Historically, loss recognition testing has not resulted in an adjustment to DAC, VOBA or reserves. These adjustments would occur only if economic, mortality and/or morbidity conditions deviated in a significantly adverse fashion from the underlying assumptions.

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

Defined Benefit Retirement Plan

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”), issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 and has determined that there is no material impact on its financial statements upon adoption.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05 -1 (SOP 05 -1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05 -1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sale of Investments. SOP 05 -1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05 -1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 with earlier adoption encouraged. Retrospective application of SOP 05 -1 to previously issued financial statements is not permitted. The Company adopted SOP 05-1 effective January 1, 2007 and determined that there was no material financial impact on its financial statements upon adoption.

3.	Investments

Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses of investments in fixed maturity and equity securities are summarized in the following table.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at March 31, 2007:
Fixed maturity securities	$547,612,178	$1,905,596	$12,004,954	$537,512,820
Equity securities	156,840	—	500	156,340
Securities available for sale	$547,769,018	$1,905,596	$12,005,454	$537,669,160
4.	Statutory Financial Information

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The Company does not have any accounting practices that differ from prescribed statutory accounting practices.

Under South Carolina insurance regulations, Kanawha is required to maintain minimum capital of $1.2 million and minimum surplus of $1.2 million. Additionally, Kanawha is restricted as to amounts that can be transferred in the form of dividends, loans, or advances. While the South Carolina Insurance Department acknowledges distinctions between ordinary and extraordinary dividends, their approval is required before any dividend payments can be made.

5.	Employee Benefits

Defined Benefit Retirement Plan

As of the dates indicated, the net periodic retirement benefit cost of the Company’s defined benefit pension plan for the quarters presented included the following components:

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Components of net periodic benefit cost:
Service cost	$—	$47,778
Interest cost	240,000	232,510
Expected return on plan assets	(360,000)	(309,641)
Amortization of transition liability	—	362
Recognized net actuarial loss	50,000	52,646
Net periodic benefit cost	$(70,000)	$23,655
Curtailment Expense	$—	$120,170

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

The curtailment expense recognized as a result of the plan freeze was $120,170 as of March 31, 2006.

Defined Contribution Plan

The Company offers a 401(k) qualified savings plan for which substantially all employees and agents are eligible.  Plan participants may contribute up to 15% of pretax annual compensation, which includes overtime, bonuses and commissions. Participants may also contribute amounts representing distributions from other qualified

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2007, the Company began additional annual employer contributions to the 401(k) plan accounts of associates who: have at least five years of service (were hired before January 1, 2002); are at least age 45 on January 1, 2007; and have at least 1,000 hours of service in the calendar year for which the contribution is being made, and are actively employed on December 31 of that year.  The contribution will be equal to the amount of the eligible associate’s earned salary and bonus in the calendar year for which the contribution is being made, multiplied by the percentage in the table below corresponding to that associate’s age as of January 1, 2007:

Age 45-49	1.5%
Age 50-54	2.75%
Age 55+	4.0%

The initial contribution will be made in January 2008, and annually thereafter.  The contribution vests immediately after being made.

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

KMG America 2004 Equity Incentive Plan

The KMG America 2004 Equity Incentive Plan was established in 2004 and amended in 2006 with 2,827,500 shares of KMG America Common Stock reserved for issuance under the Plan. Through March 31, 2007, net of forfeitures, 142,044 shares of Common Stock have been granted which generally vest with respect to one-fourth of the shares granted on each of the first, second, third, and fourth anniversaries of the date of grant. To date, 47,701 shares of Common Stock granted are fully vested. Also, through March 31, 2007, net of forfeitures, options to purchase 1,892,675 shares of Common Stock have been issued which generally vest with respect to one-fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. With respect to options issued to one optionholder, they vest one-third on each of the first, second and third anniversaries of the date of grant, subject to earlier immediate vesting upon the termination of the optionholder’s employment with the Company, by the Company without cause, by him with good reason, upon a change in control of the Company and upon his receipt of a notice of non-renewal of his employment agreement, or upon his death or disability.

The Company has adopted SFAS 123(R) as of January 1, 2006. Below is the presentation of our employee and director stock options and common stock grants under the fair value method.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Grants

The activity related to the common stock grants is set forth below:
	Common Stock Grants Outstanding		Weighted Average Grant Date Fair Value Per Share of Common Stock Grants Outstanding
	Nonvested	Vested	Nonvested	Vested
Outstanding as of December 31, 2006	114,042	25,906	8.29	8.45
Granted	0	2,503	—	8.74
Vested	(19,292)	19,292	8.01	8.01
Forfeited	(407)	0	8.85	—
Outstanding as of March 31, 2007	94,343	47,701	8.35	8.29

Stock Options

Black-Scholes option-pricing model assumptions used:

Average Risk-free Interest Rate	4.54%
Expected Dividend Yield	—
Expected Volatility	20.0%
Expected Life (years)	5

The activity related to the stock options is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding as of December 31, 2006	1,913,425	9.16
Granted	10,000	8.74
Exercised	0	0
Forfeited	(30,750)	9.05
Outstanding as of March 31, 2007	1,892,675	9.16	4,632,283	8.24
Exercisable as of March 31, 2007	719,792	9.49	1,771,906	7.79

The following table sets forth share-based compensation and the related tax benefit:

Quarter Ended March 31, 2007
Total Share-Based Compensation
Included in loss before income taxes	$376,678
Included in net loss, net of tax effects	$244,841
Excess tax benefits related to options exercised	$0
Excess tax benefits related to share-based compensation(1)	$0

________________________

(1) Represents the tax benefit, recognized in additional paid-in-capital for stock options exercised.

As of March 31, 2007, there was $3,105,243 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the quarters ended March 31, 2007 and 2006 was ($9,774,973) and ($6,704,072), respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of $488,240 and ($7,940,269), respectively.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”), both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore and Gibb are officers of KMG America and former employees of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On April 17, 2007, the Court dismissed nine of the twelve claims alleged by the plaintiffs, leaving three claims against individual defendants Messrs. Kraemer, Moore and Gibb, relating to breach of fiduciary duty, breach of the duty of loyalty and unjust enrichment. On May 4, 2007, the Company entered into a settlement agreement with ReliaStar regarding all claims, ending the litigation. Pursuant to the settlement agreement, the Company will make a cash payment of $825,000 to ReliaStar in the second quarter of 2007. This amount has been accrued for the quarter ended March 31, 2007 and reflected in the financial statements. The amount paid by the Company in settlement of the litigation is less than the amount of defense costs the Company expected to pay through trial of the litigation. The Company has been advised by the insurance carrier for its primary directors and officers insurance policy that the insurance carrier will reimburse the Company for only a portion of the amount paid by the Company in settlement of the litigation. The Company disputes the insurance carrier’s decision and will pursue additional reimbursement from the insurance carrier under the insurance policy.

8.	Debt and Other Obligations

Wachovia Credit Agreement.

On December 21, 2004, the Company entered into a $15.0 million five-year subordinated promissory note to fund a portion of the purchase price for the Kanawha acquisition. Interest on the promissory note accrued at 5% per annum and was added to the principal balance on December 31 of each year.

On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note we issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of March 31, 2007, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an initial interest rate of 6.57%.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subordinated Debt Securities.

On March 22, 2007, KMG America completed the issuance and sale in a private placement of $35,000,000 in aggregate principal amount of trust preferred securities (the “Trust Preferred Securities”) issued by the Company’s newly-formed subsidiary, KMG Capital Statutory Trust I, a Delaware statutory trust (the “Trust”). The Trust Preferred Securities will mature on March 15, 2037, may be called at par by the Company any time after March 15, 2012, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Distributions will be payable quarterly at a fixed interest rate equal to 8.02% per annum through March 15, 2012, and then will be payable at a floating interest rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 310 basis points per annum. The Trust simultaneously issued one of the Trust’s common securities (the “Common Securities”) to the Company for a purchase price of $1,083,000, which constitutes all of the issued and outstanding common securities of the Trust.

The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $36,083,000 in aggregate principal amount of unsecured junior subordinated deferrable interest debt securities due March 15, 2037, issued by the Company (the “Junior Subordinated Debt”). The net proceeds to the Company from the sale of the Junior Subordinated Debt to the Trust will be used by the Company for general corporate purposes.

The Junior Subordinated Debt was issued pursuant to an Indenture, dated March 22, 2007 (the “Indenture”), between the Company, as issuer, Wilmington Trust Company, as trustee, and the administrators named therein. The terms of the Junior Subordinated Debt are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Junior Subordinated Debt paid by the Company will be used by the Trust to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indenture permits the Company to redeem the Junior Subordinated Debt (and thus a like amount of the Trust Preferred Securities) on or after March 15, 2012. If the Company redeems any amount of the Junior Subordinated Debt, the Trust must redeem a like amount of the Trust Preferred Securities.

The Trust was not consolidated based on the guidance issued by the FASB in Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, but rather is treated like an equity-method investment. Thus, the Company’s $1.1 investment in the Trust is recorded as an Investment in subsidiary.

9.	Federal Income Taxes

The actual effective rate for the three months ended March 31, 2007 varies from the expected statutory rate of approximately 35% primarily as a result of the establishment of a $6.8 million valuation allowance to offset the portion of the deferred tax asset relating to the holding company. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company has deemed it appropriate to establish the valuation allowance. The Company will continue to evaluate tax planning strategies to utilize the operating losses prior to their expiration.

The Company had no interest and penalties for the three months ended March 31, 2007 and no amounts were accrued. To the extent, the Company incurred interest and penalties such amounts would be recognized in provision for income taxes. For KMG America’s subsidiaries, tax years 2002 through 2006 are subject to examination by the internal revenue service. There are no income tax examinations currently in process. The Company has no unrecognized tax positions at March 31, 2007 and expects no material change in their unrecognized tax positions within the next 12 months.

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Business Segments

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

The senior market insurance business consists primarily of the Company’s in-force block of long-term care insurance policies that the Company actively manages, including the right to receive renewal premiums and liability for future claims. Effective January 1, 2006, the Company ceased actively underwriting long-term care insurance policies.

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

KMG AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents a summary of the Company’s statements of income and asset composition by reportable  segment.

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Worksite Insurance Business
Insurance premiums	$29,194,304	$18,506,556
Net investment income	2,050,766	1,595,008
Commissions and fees	—	—
Net realized gains	—	—
Other income	160,841	46,282
Total revenues	31,405,911	20,147,846
Policyholder benefits	27,513,279	13,594,835
Commissions	2,683,392	1,520,818
Expenses, taxes, fees and depreciation	4,800,570	4,223,622
Amortization of DAC	1,614,586	778,202
Total benefits and expenses	36,611,827	20,117,477
(Loss) income before Federal income tax	$(5,205,916)	$30,369
Total assets	$179,721,428	$168,692,512
Senior Market Insurance Business
Insurance premiums	$10,778,289	$10,674,620
Net investment income	2,703,959	1,411,613
Commissions and fees	—	—
Net realized gains	—	—
Other income	780,312	809,075
Total revenues	14,262,560	12,895,308
Policyholder benefits	7,752,477	8,535,221
Commissions	1,379,930	1,366,810
Expenses, taxes, fees and depreciation	731,753	765,159
Amortization of DAC	326,657	472,114
Total benefits and expenses	10,190,817	11,139,304
Income before Federal income tax	$4,071,743	$1,756,004
Total assets	$264,624,236	$201,603,321
Third-Party Administration Business
Insurance premiums	$—	$—
Net investment income	—	—
Commissions and fees	4,119,444	4,133,717
Net realized gains	—	—
Other income	—	—
Total revenues	4,119,444	4,133,717
Policyholder benefits	—	—
Commissions	—	—
Expenses, taxes, fees and depreciation	3,622,899	3,503,156
Amortization of DAC	—	—
Total benefits and expenses	3,622,899	3,503,156
Income before Federal income tax	$496,545	$630,561
Total assets	$8,549,046	$10,063,461

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Acquired Business
Insurance Premiums	$(56,686)	$629,450
Net investment income	2,009,456	1,980,656
Commission and fees	—	—
Net realized gains	—	—
Other income	16,223	15,801
Total revenues	1,968,993	2,625,907
Policyholder benefits	2,276,866	1,223,657
Commissions	89,123	93,658
Expenses, taxes, fees and depreciation	596,343	607,974
Amortization of DAC	139,438	(72,215)
Total benefits and expenses	3,101,770	1,853,074
(Loss) income before Federal income tax	$(1,132,777)	$772,883
Total assets	$159,760,673	$201,879,631
Corporate and Other
Insurance Premiums	$—	$—
Net investment income	1,111,487	2,218,790
Commission and fees	48,706	85,398
Net realized gains	(52,908)	211,107
Other income	101,692	115,374
Total revenues	1,208,977	2,630,669
Policyholder benefits	—	—
Commissions	—	—
Expenses, taxes, fees and depreciation	4,738,714	3,949,357
Amortization of DAC	—	—
Total benefits and expenses	4,738,714	3,949,357
(Loss) before Federal income tax	$(3,529,737)	$(1,318,688)
Total assets	$256,928,510	$211,677,113
Total Company
Insurance Premiums	$39,915,908	$29,810,626
Net investment income	7,875,667	7,206,068
Commission and fees	4,168,149	4,219,115
Net realized gains	(52,908)	211,107
Other income	1,059,068	986,533
Total revenues	52,965,884	42,433,449
Policyholder benefits	37,542,622	23,353,714
Commissions	4,152,444	2,981,285
Expenses, taxes, fees and depreciation	14,490,279	13,049,269
Amortization of DAC	2,080,681	1,178,101
Total benefits and expenses	58,266,026	40,562,369
(Loss) Income before Federal income tax	$(5,300,142)	$1,871,080
Total assets	$869,583,893	$793,916,038

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Worksite insurance business. Our worksite insurance business is a provider of life and health insurance products to employers and their employees. Our predecessor's marketing and sales efforts were primarily in the southeastern United States, predominately in Florida, South Carolina and North Carolina. Since acquiring our predecessor, we have begun to implement our business strategy to market our products nationwide. The primary insurance products that we underwrite include: group and individual life insurance; group long term disability; group and individual short term disability; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. For the three months ended March 31, 2007, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $29.2 million, which accounted for 66.2% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which have added a new set of employer-paid life insurance, disability and health products to our existing voluntary products. Since December 2004, we have opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb and we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; Morristown, New Jersey; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; San Diego and San Francisco, California; Phoenix, Arizona; Denver, Colorado; and Minneapolis, Minnesota. We will base future expansion of our sales organization on developing market trends and our profit margins. The costs associated with any expansion of our sales organization will be recognized before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance product included in this business is long-term care insurance that we underwrote. For the three months ended March 31, 2007, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $10.8 million, which accounted for 24.5% of our premiums, commissions and fees, excluding intercompany payments, in that period.

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

Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the three months ended March 31, 2007, our third-party administration business produced commissions and fees, excluding intercompany payments, of $4.1 million, which accounted for 9.3% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our primary business strategy for this business is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

Financial Strength Ratings Outlook

Kanawha has an A.M. Best financial strength rating of A- (excellent). Recently, A.M. Best changed its outlook for Kanawha’s rating from stable to negative. S&P’s current financial strength rating for Kanawha is A- (strong). Recently, S&P placed Kanawha’s rating on a credit watch. Rating agencies review their ratings periodically and Kanawha’s current ratings may not be maintained in the future.

If Kanawha’s ratings are reduced from their current levels by A.M. Best or S&P, or as recently occurred, are placed under surveillance or review with possible negative implications, Kanawha’s competitive position in the insurance industry would likely suffer and it would likely lose customers. Since A.M. Best changed Kanawha’s rating outlook from stable to negative, we have not been precluded from bidding on group cases, although we have lost some cases we expected to be awarded. If Kanawha’s financial strength ratings are reduced, the negative impact may be more pronounced. Our cost of borrowing would likely increase, our sales and earnings would likely decrease and our results of operations and financial condition would likely be materially adversely affected. For example, a minimum A.M. Best rating of “A-“ is generally required to participate in the group life and disability and excess risk insurance markets. If Kanawha’s A.M. Best rating of A- is reduced, we likely will be precluded from participating in those markets, which are key to our growth and financial strength.

Our continued stop loss claims volatility and the adverse effect it is having on our results of operations, including the $6 million charge for increased stop loss claims and reserves we incurred in the first quarter of 2007, could induce A.M. Best or S&P to downgrade Kanawha’s financial strength rating.

See “Item 1A. Risk Factors – The financial strength of Kanawha, our insurance subsidiary, is rated by A.M. Best and S&P, and a decline in these ratings would likely negatively affect our standing in the insurance industry, cause our sales and earnings to decrease and our results of operations and financial condition would likely be materially adversely affected” in Part II of this report.

First Quarter Developments

After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

As experience has emerged, the Company has recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of the new data the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these actions, the Company believes its March 31, 2007 claim reserves on stop loss business adequately reflects both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

In order to address the imbalance in its overall new sales mix, which has a disproportionate concentration of stop loss business, the Company has restructured the sales incentive compensation plan for its sales organization with increased incentives for sales of core group life/disability and voluntary benefit products. Additionally, the Company is limiting new sales of stop loss by means of pricing new business at a higher expected profit margin and a requirement that sales of stop loss be packaged with other products.

The Company also established a $6.8 million valuation allowance as a non-cash charge to offset the portion of the deferred tax asset relating to the holding company.  The decision by A.M. Best to change the outloook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company.  Because of this uncertainty, the Company has deemed it appropriate to establish the valuation allowance.  The Company will continue to evaluate tax planning strategies to utilize the operating losses prior to their expiration.

See “Item 1A. Risk Factors – We may be unable to accurately predict benefits, claims and other costs or to manage those costs through our loss limitation methods, which could result in our incurring greater claims losses than we anticipate” and “Item 1A. Risk Factors – Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially reduce our earnings, profitability and capital” in Part II of this report.

Strategic Alternatives

The Company retained Keefe, Bruyette & Woods (“KBW”), an investment banking firm, to help us explore a variety of strategic alternatives, including, among other things, the possible sale or merger of the Company with another entity, modifying and further executing the Company’s business plan or a recapitalization of the Company. The strategic review process is underway. No decision has been reached regarding any option. There can be no assurance that this process will result in a transaction or, if one is undertaken, of its potential terms or timing. The Company does not intend to publicly disclose updates or developments in its strategic alternatives process until such time as the Company enters into a definitive agreement with a third party in connection with a transaction or terminates the strategic alternatives process.

Results of Operations

Consolidated Overview

The following table presents consolidated financial information for the quarters ended March 31, 2007 and March 31, 2006 for KMG America.

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Revenues:	(000’s omitted)
Insurance premiums	$39,915.9	$29,810.6
Net investment income	7,875.7	7,206.1
Commission and fees	4,168.1	4,219.1
Net realized gains	(52.9)	211.1
Other income	1,059.1	986.5
Total revenues	52,965.9	42,433.4

Benefits and expenses:
Policyholder benefits	37,542.6	23,353.7
Commissions	4,152.4	2,981.3
General expenses	12,170.1	10,893.3
Taxes, licenses and fees	1,615.0	1,515.0
Depreciation and amortization	705.2	640.9
Amortization of DAC and VOBA	2,080.7	1,178.1
Total benefits and expenses	58,266.0	40,562.3

Income before income taxes	(5,300.1)	1,871.1
Provision for income taxes	(4,963.1)	(634.9)

Net income	$(10,263.2)	$1,236.2
Benefits to premiums ratio(1)	94.1%	78.3%

(1)	The benefits to premiums ratio is equal to policyholder benefits (equal to incurred claims plus increases in policyholder active life reserves) divided by insurance premiums.

Consolidated Results of Operations by Business Segment

Note 10, Business Segments, of the Notes to Consolidated Financial Statements included in this report, which includes a summary of our statements of income and asset composition by reportable segment, is incorporated herein by reference.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Financial Results Overview

KMG America reported a net loss for the quarter ended March 31, 2007 of $10.3 million compared to net income of $1.2 million for the quarter ended March 31, 2006. The decrease in net income of $11.5 million was primarily due to $6 million of reserve strengthening in the stop loss book of business which will be discussed in the policyholder benefits analysis in greater detail below as well as establishing a valuation allowance of $6.8 million which will be discussed in the provision for income taxes section below.

Revenues. Total revenues for the quarter ended March 31, 2007, increased $ 10.6 million, or 25.0%, to $53.0 million from total revenues of $42.4 million for the quarter ended March 31, 2006. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums. The following table presents the distribution of premiums by type and business segment.

	For the quarter ended March 31, 2007				For the quarter ended March 31, 2006				Increase (decrease)
	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total
	(dollars in millions)
Direct
New	$19.7	$—	$—	$19.7	$9.4	$0.3	$ –	$9.7	$10.3	$(0.3)	$—	$10.0
Renewal	11.7	14.3	—	26.0	11.3	13.9	–	25.2	0.4	0.4	—	0.8
Total	31.4	14.3	—	45.7	20.7	14.2	–	34.9	10.7	0.1	—	10.8
Assumed
New	(0.1)	—	—	(0.1)	–	–	–	–	(0.1)	—	—	(0.1)
Renewal	0.4	—	(0.1)	0.3	–	–	0.6	0.6	0.4	—	(0.7)	(0.3)
Total	0.3	—	(0.1)	0.2	–	–	0.6	0.6	0.3	—	(0.7)	(0.4)
Ceded
New	(2.2)	—	—	(2.2)	(1.9)	(0.2)	–	(2.1)	(0.3)	0.2	—	(0.1)
Renewal	(0.3)	(3.5)	—	(3.8)	(0.3)	(3.3)	–	(3.6)	—	(0.2)	—	(0.2)
Total	(2.5)	(3.5)	—	(6.0)	(2.2)	(3.5)	–	(5.7)	(0.3)	--	—	(0.3)
Net
New	17.4	—	—	17.4	7.5	0.1	–	7.6	9.9	(0.1)	—	9.8
Renewal	11.8	10.8	(0.1)	22.5	11.0	10.6	0.6	22.2	0.8	0.2	(0.7)	0.3
Total	$29.2	$10.8	$(0.1)	$39.9	$18.5	$10.7	$0.6	$29.8	$10.7	$0.1	$(0.7)	$10.1

Worksite net new premiums increased $9.9 million, or 132.0%, to $17.4 million for the quarter ended March 31, 2007, from $7.5 million for the quarter ended March 31, 2006, due to increased sales volumes. The primary driver of this increase was new stop loss premium generated by the new KMG America sales force. In order to address the imbalance in its overall new sales mix, which has a disproportionate concentration of stop loss business, the Company has restructured the sales incentive compensation plan for its sales organization with increased incentives for sales of core group life/disability and voluntary benefit products. Additionally, the Company is limiting new sales of stop loss by means of pricing new business at a higher expected profit margin and a requirement that sales of stop loss be packaged with other products. There were direct new premiums of $19.7 million, offset by $2.2 million of ceded new premiums. Net renewal premiums increased $0.8 million or 7.3% as a result of $0.4 million of renewal premium assumed from the block acquisition of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company. Senior market net new premiums, composed of long term care policies, decreased $0.1 million, or 100.0%, to $0.0 million for the quarter ended March 31, 2007, from $0.1 million for the quarter ended March 31, 2006 due to decreased sales volumes as the Company effective December 31, 2005, ceased actively underwriting new long term care policies. Net renewal premiums increased $0.2 million, or 1.9%, to $10.8 million for the quarter ended March 31, 2007, from $10.6 million for the quarter ended March 31, 2006. This business represents the insurance in force created by prior year sales.

Acquired business premiums decreased $0.7 million, or 116.7%, to $(0.1) million for the quarter ended March 31, 2007, from $0.6 million for the quarter ended March 31, 2006. We have not acquired any blocks of business since 1999 and the decline is a result of policy lapses. The $(0.1) million of premium for the quarter ended March 31, 2007 resulted from increased experience refunds related to certain reinsurance treaties.

Net Investment Income. Net investment income increased $0.7 million, or 9.7%, to $7.9 million for the quarter ended March 31, 2007, from $7.2 million for the quarter ended March 31, 2006. Net investment income is primarily affected by changes in levels of invested assets and interest rates. However, the interest income earned fluctuation on our long term invested assets was relatively flat for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The primary driver of the increase in investment income is a $0.9 million increase in dividend income on fixed maturity securities. Assets attributed to the senior segment continue to increase as a result of policy reserve increases in this segment, while assets attributed to the acquired segment continue to decline as this business lapses. There were no other significant asset shifts in the business segments.

Commission and Fee Income. Commission and fee income was flat at $4.2 million for the quarter ended March 31, 2007, and also $4.2 million for the quarter ended March 31, 2006. Most of the commission and fee income was from administrative fees relating to third-party administration services.

Realized Investment Gains and Losses. Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment loss of $0.1 million for the quarter ended March 31, 2007compares to a $0.2 million net realized investment gain for the quarter ended March 31, 2006 or a decrease of $0.3 million.. The net loss realized of $0.1 million was on our fixed maturity securities for the quarter ended March 31, 2007. The capital losses recognized result from the sale of assets as is necessary from time to time in order to keep the portfolio properly structured. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income. Other income increased $0.1 million, or 10.0%, to $1.1 million for the quarter ended March 31, 2007, from $1.0 million for the quarter ended March 31, 2006, reflecting increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums.

Benefits and Expenses. Total benefits and expenses increased $17.7 million, or 43.6%, to $58.3 million for the quarter ended March 31, 2007, from $40.6 million for the quarter ended March 31, 2006. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits. Policyholder benefits increased $14.1 million, or 60.3%, to $37.5 million for the quarter ended March 31, 2007, from $23.4 million for the quarter ended March 31, 2006. This produced a benefits to premium ratio of 94.1% for the quarter ended March 31, 2007, compared to 78.3% for the quarter ended March 31, 2006.

Worksite marketing policyholder benefits increased $13.9 million, or 102.2%, to $27.5 million for the quarter ended March 31, 2007, from $13.6 million for the quarter ended March 31, 2006. This produced benefits to premium ratios of 94.2% for the quarter ended March 31, 2007, compared to 73.5% for the quarter ended March 31, 2006. After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

As experience has emerged, the Company has recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of the new data the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these actions, the Company believes its March 31, 2007 claim reserves on stop loss business adequately reflects both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

In order to address the imbalance in its overall new sales mix, which has a disproportionate concentration of stop loss business, the Company has restructured the sales incentive compensation plan for its sales organization with increased incentives for sales of core group life/disability and voluntary benefit products. Additionally, the Company is limiting new sales of stop loss by means of more conservative pricing and a requirement that sales of stop loss be packaged with other products.

Senior market policyholder benefits decreased $0.8 million, or 9.4%, to $7.7 million for the quarter ended March 31, 2007, from $8.5 million for the quarter ended March 31, 2006. This produced benefits to premium ratios of 71.9% for the quarter ended March 31, 2007, compared to 80.0% for the quarter ended March 31, 2006. The benefits to premium ratio improved primarily as a result of a return to normal claims experience for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 which had a larger increase in the claim reserves as a result of the increase in the open active claims for that quarter. The first quarter of 2007 benefits to premium ratio of 71.9% compares favorably to the average benefit ratio for the first three quarters of 2006 of 75.0%.

Acquired business policyholder benefits increased $1.1 million, or 91.7%, to $2.3 million for the quarter ended March 31, 2007, from $1.2 million for the quarter ended March 31, 2006. The benefits to premium ratio for the quarter ended March 31, 2007 was impacted by experience refunds which reduce both premiums and policyholder benefits equally. Excluding the impact of these experience refunds, the benefits to premium ratio was 190.9% for the quarter ended March 31, 2007 compared to 161.5% for the quarter ended March 31, 2006. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves.

Insurance Commissions. Commission expenses increased $1.2 million, or 40.0%, to $4.2 million for the quarter ended March 31, 2007, from $3.0 million for the quarter ended March 31, 2006. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred.

General Insurance Expenses. General insurance expenses increased $1.3 million, or 11.9%, to $12.2 million for the quarter ended March 31, 2007, from $10.9 million for the quarter ended March 31, 2006. The increased expenses for the quarter ended March 31, 2007 are attributable to a $0.6 million increase in salaries due to the additional staff associated with our continuing expansion to a national insurance company, including the addition of management and marketing personnel, as well as $0.8 million in litigation settlement expenses.

Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees. Insurance taxes, licenses and fees increased $0.1 million, or 6.7%, to $1.6 million for the quarter ended March 31, 2007, from $1.5 million for the quarter ended March 31, 2006. Employment taxes related to additional staffing and additional premium taxes due to the increased premiums as a result of the new worksite business are the primary drivers of this increase.

Amortization of DAC and VOBA. First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $4.3 million and $3.8 million for the quarters ended March 31, 2007 and 2006, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment somewhat offset by the decrease in net new long term care premiums in the senior segment.

The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) increased $0.9 million, or 75.0%, to $2.1 million for the quarter ended March 31, 2007, from $1.2 million for the quarter ended March 31, 2006, reflecting the increased deferrals described above. The DAC balance at March 31, 2007 has increased $14.3 million, or 81.7%, over the balance at March 31, 2006. The increase in the DAC balance accounts for the increase in amortization expense.

Provision for Income Taxes. Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the quarters ended March 31, 2007 and 2006 were 110.9 % and 33.9%, respectively. The variation in these rates is due to a valuation allowance of $6.8 million being established for the quarter ended March 31, 2007.

Under SFAS No. 109, management must provide a valuation allowance for any deferred tax amounts that it believes are uncertain to be realized. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company has deemed it appropriate to establish a valuation allowance of $6.8 million which represents the portion of the deferred tax asset that was generated by net operating losses at the holding company.

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

On March 22, 2007, KMG America completed the issuance and sale in a private placement of $35,000,000 in aggregate principal amount of trust preferred securities (the “Trust Preferred Securities”) issued by the Company’s newly-formed subsidiary, KMG Capital Statutory Trust I, a Delaware statutory trust (the “Trust”). The Trust Preferred Securities will mature on March 15, 2037, may be called at par by the Company any time after March 15, 2012, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Distributions will be payable quarterly at a fixed interest rate equal to 8.02% per annum through March 15, 2012, and then will be payable at a floating interest rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 310 basis points per annum. The Trust simultaneously issued one of the Trust’s common securities (the “Common Securities”) to the Company for a purchase price of $1,083,000, which constitutes all of the issued and outstanding common securities of the Trust.

The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $36,083,000 in aggregate principal amount of unsecured junior subordinated deferrable interest debt securities due March 15, 2037, issued by the Company (the “Junior Subordinated Debt”). The net proceeds to the Company from the sale of the Junior Subordinated Debt to the Trust will be used by the Company for general corporate purposes.

The Junior Subordinated Debt was issued pursuant to an Indenture, dated March 22, 2007 (the “Indenture”), between the Company, as issuer, Wilmington Trust Company, as trustee, and the administrators named therein. The terms of the Junior Subordinated Debt are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Junior Subordinated Debt paid by the Company will be used by the Trust to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indenture permits the Company to redeem the Junior Subordinated Debt (and thus a like amount of the Trust Preferred Securities) on or after March 15, 2012. If the Company redeems any amount of the Junior Subordinated Debt, the Trust must redeem a like amount of the Trust Preferred Securities.

On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note we issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of December 31, 2007, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an interest rate of 6.57%.

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

On February 18, 2005, a complaint was filed by plaintiffs ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”), both indirect wholly-owned subsidiaries of ING America U.S., in the Fourth Judicial District Court in Hennepin County, Minnesota, against KMG America, Kanawha, Kenneth U. Kuk, Paul Kraemer, Paul Moore and Thomas J. Gibb. Messrs. Kuk, Kraemer, Moore and Gibb are officers of KMG America and former employees of the plaintiffs. The complaint alleges misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties and breach of contract by KMG America, Kanawha and Messrs. Kuk, Kraemer, and Moore. The complaint seeks injunctive relief and unspecified monetary damages. On August 24, 2005, the plaintiffs amended their complaint to add Scott H. DeLong III and Thomas D. Sass as defendants. Messrs. DeLong and Sass are officers of KMG America and former employees of the plaintiffs. The plaintiffs’ amended complaint adds claims alleging unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentations and civil theft. On April 17, 2007, the Court dismissed nine of the twelve claims alleged by the plaintiffs, leaving three claims against individual defendants Messrs. Kraemer, Moore and Gibb, relating to breach of fiduciary duty, breach of the duty of loyalty and unjust enrichment. On May 4, 2007, the Company entered into a settlement agreement with ReliaStar regarding all claims, ending the litigation. Pursuant to the settlement agreement, the Company will make a cash payment of $825,000 to ReliaStar in the second quarter of 2007. The amount paid by the Company in settlement of the litigation is less than the amount of defense costs the Company expected to pay through trial of the litigation. The Company has been advised by the insurance carrier for its primary directors and officers insurance policy that the insurance carrier will reimburse the Company for only a portion of the amount paid by the Company in settlement of the litigation. The Company disputes the insurance carrier’s decision and will pursue additional reimbursement from the insurance carrier under the insurance policy.

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

The table below shows the Company’s net cash flows in the indicated periods:

Net cash provided by (used in)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Operating activities	$6,196.5	$(651.8)
Investing activities	(18,294.1)	(20,569.8)
Financing activities	36,083.0	0.0
Net change in cash	$23,985.4	$(21,221.6)

Cash Flows for the Quarters Ended March 31, 2007 and 2006. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

Other changes in cash flows for the quarters ended March 31, 2007 and March 31, 2006, are as follows:

We held approximately $21.7 million in cash and cash equivalents at December 31, 2006, primarily consisting of investments in short term commercial paper. We invested a significant portion of this in longer term securities in the first three months of 2007, resulting in the net cash outflow from investing activities of $18.3 million for the three months ended March 31, 2007. This produced a corresponding increase in invested assets.

We also had $36.1 million net cash provided from financing activities as the result of the issuance of subordinated debt securities discussed previously in the Liquidity and Capital Resources section.

Other assets decreased by $1.7 million in the three months ended March 31, 2007 primarily as a result of claims reimbursements due from self funded Administrative Services Only (“ASO”) clients decreasing $1.3 million. These claims are not actually disbursed until receipt of these funds, so there is nothing at risk with these assets, and fluctuations from day to day are typical.

Accounts payable and accrued expenses increased $2.9 million in the three months ended March 31, 2007, compared to a decrease of $0.4 million in the three months ended March 31, 2006 due to increases in our reinsurance settlements related to the acquired business and also due to a litigation settlement expense accrued of $0.8 million.

Federal income tax recoverable remained constant from the December 31, 2006 balance. The deferred tax asset decreased by $6.3 million and the deferred tax liability decreased by $1.0 million. The combination of these items resulted in a net decrease in tax assets of $5.3 million, inclusive of an increase of $0.3 million related to the increase in fair market value of invested assets.

Investments

The following table summarizes the unrealized gains and losses in our investment portfolio as of March 31, 2007.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities at March 31, 2007:
U.S. Treasuries	$8,247,371	$3,172	$163,741	$8,086,802
U.S. Government Agencies	19,510,116	30,724	166,071	19,374,769
States and Political Subdivisions	13,429,525	50,849	242,032	13,238,342
Foreign Bonds	33,476,401	67,965	986,894	32,557,472
Corporate Bonds	227,102,348	838,701	7,019,291	220,921,758
Mortgage/Asset-Backed Securities	219,537,232	812,889	2,919,512	217,430,609
Preferred Stocks—Redeemable	26,309,185	101,296	507,413	25,903,068
Subtotal, Fixed Maturity Securities	$547,612,178	$1,905,596	$12,004,954	$537,512,820
Equity Securities	156,840	0	500	156,340
Securities Available For Sale	$547,769,018	$1,905,596	$12,005,454	$537,669,160

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

Changes in individual security values are monitored on a monthly basis in order to identify potential problem credits. In addition, pursuant to our impairment testing process, each month the portfolio holdings are reviewed with additional screening for securities whose market price is equal to 80% or less of their original purchase price. Management then makes an assessment as to which, if any, of these securities is other than temporarily impaired. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Each month the watch list is distributed to our investment committee and the outside investment managers, and discussions are held as needed in order to make any impairment decisions. Each quarter any security deemed to have been other than temporarily impaired is written down to its then current market value, with the amount of the write-down reflected in the statement of income for that quarter. Previously impaired issues are also monitored monthly, with additional write-downs taken quarterly if necessary.

The substantial majority of our unrealized losses at March 31, 2007, can be attributed to increases in interest rates that caused the value of the fixed income securities in our investment portfolio to decrease.

	Number of Issues	Aggregate Unrealized Loss	Aggregate Estimated Fair Value
		(in thousands)
Securities at a loss for 12 months or less	123	$(2,328.8)	$133,631.0

Securities at a loss for more than 12 months	334	$(9,676.7)	$278,650.8

Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized loss relative to cost and have concluded that these securities have not experienced any other than temporary impairment. Factors considered in making this evaluation included issue specific drivers of the decrease in price, near term prospects of the issuer, the length of time and degree of volatility of the depressed value, and the financial condition of the industry. Based on this review, no unrealized losses were considered to be other than temporary during the first quarter of 2007.

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

Reserves

The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	As of March 31, 2007	As of December 31, 2006
	(dollars in thousands)
Life and annuity reserves	$250,555.5	$252,658.2
Accident and health reserves	298,802.8	294,581.0
Policy and contract claims	24,215.6	14,530.8
Other policyholder liabilities	10,849.8	10,594.2
Total policy liabilities	$584,423.7	$572,364.2

Life and annuity reserves decreased by $2.1 million, or 0.8%, to $250.6 million as of March 31, 2007, from $252.7 million as of December 31, 2006. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999, and therefore represents a significant portion of the decrease in reserves for the three months ended March 31, 2007. Accident and health reserves increased by $4.2 million, or 1.4%, to $298.8 million as of March 31, 2007 from $294.6 million as of December 31, 2006. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care renewal premiums received. Policy and contract claims, which represent liabilities for actual claims incurred, increased by $9.7 million, or 66.9%, to $24.2 million as of March 31, 2007 from $14.5 million as of December 31, 2006.

After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

As experience has emerged, the Company has recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of the new data the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these actions, the Company believes its March 31, 2007 claim reserves on stop loss business adequately reflects both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, increased by $0.2 million, or 1.9%, to $10.8 million as of March 31, 2007 from $10.6 million as of December 31, 2006.

The following table sets forth reinsurance recoverables by category as of the dated indicated:

	As of March 31, 2007	As of December 31, 2006
	(dollars in thousands)
Ceded future policyholder benefits and expense	$86,079.6	$86,296.1
Ceded claims and benefits payable	3,473.8	2,795.1
Reinsurance recoverables	$89,553.4	$89,091.2

Reinsurance recoverables increased by $0.5 million, or 0.5%, to $89.6 million as of March 31, 2007, from $89.1 million as of December 31, 2006. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care and excess risk business reinsured.

Critical Accounting Policies and Estimates

Our consolidated financial statements and certain disclosures made in this report have been prepared in accordance with GAAP and require us to make estimates and assumptions that affect reporting amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates most susceptible to material changes due to significant judgment (identified as the “critical accounting policies”) are those used in determining investment impairments, the reserves for future policy benefits and claims, deferred acquisition costs and value of business acquired, and the provision for income taxes. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. These estimates have a material effect on our results of operations and financial condition. For more information about our critical accounting policies, please refer to our discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result,” “expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “expect,” and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; fluctuations in demand; possible recessionary trends in the United States economy; governmental policies and regulations; interest rates; risks disclosed in Part I Item 1A to Annual Report of Form 10-K for the year ended December 31, 2006; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure made in Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discuss certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of March 31, 2007, the following risk factors of the Company, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, have had material changes.

The financial strength of Kanawha, our insurance subsidiary, is rated by A.M. Best and S&P, and a decline in these ratings would likely negatively affect our standing in the insurance industry, cause our sales and earnings to decrease and our results of operations and financial condition would likely be materially adversely affected.

Kanawha has an A.M. Best financial strength rating of A- (excellent), which is the second highest of ten categories and the lowest within the category based on modifiers (i.e., A and A- are excellent). Recently, A.M. Best changed its outlook of Kanawha’s rating from stable to negative. A negative outlook indicates a company is experiencing unfavorable financial/market trends, relative to its current rating level and, if continued, the company has a good possibility of having its rating downgraded.

S&P’s current financial strength rating for Kanawha is A- (strong), which is the third highest of nine categories and the lowest within the category based on modifiers (i.e., A+, A and A- are strong). Recently, S&P placed Kanawha’s A- financial strength rating on a credit watch. A rating may be placed on credit watch when an event or deviation from an expected trend has occurred or is expected, when this event or deviation increases the probability of a rating action, and when additional information is necessary to take a rating action. Normally, S&P makes a decision on a rating action within 90 days after a rating has been placed on credit watch.

Rating agencies review their ratings periodically and Kanawha’s current ratings may not be maintained in the future. If Kanawha’s ratings are reduced from their current levels by A.M. Best or S&P, or as recently occurred, are placed under surveillance or review with possible negative implications, our competitive position in the insurance industry would likely suffer and we would likely lose customers. Since A.M. Best changed Kanawha’s rating outlook from stable to negative, we have not been precluded from bidding on group cases, although we have lost some cases we expected to be awarded. If Kanawha’s financial strength ratings are reduced, the negative impact may be more pronounced. Our cost of borrowing would likely increase, our sales and earnings would likely decrease and our results of operations and financial condition would likely be materially adversely affected.

For example, a minimum A.M. Best rating of “A-“ is generally required to participate in the group life and disability and excess risk insurance markets. If Kanawha’s A.M. Best rating of A- is reduced, we likely will be precluded from participating in those markets, which are key to our growth and financial strength.

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
•

the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserve for claims (for example, the $6 million additional claims and reserves reflecting the recent adverse claims experience may be a factor causing A.M. Best to downgrade Kanawha);

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

Claims volatility in the Company’s new medical stop loss insurance line of business is an example of the difficulty to predict and manage claims and the adverse effect it can have on the Company’s operations and financial condition.

After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

As experience has emerged, the Company has recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. As a result of these actions, the Company believes its March 31, 2007 claim reserves on stop loss business adequately reflects both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of new data, the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business.

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

Policy and claim reserves were $531 million, and $548 million and $572 million as of December 31, 2004, 2005 and 2006, respectively. These reserves are reevaluated each year, and we determined to increase our policy and claim reserves by $2.2 million as of December 31, 2006 to adjust for higher than estimated claims experience on our stop loss policies sold during the fourth quarter of 2005 and the first, second and third quarters of 2006.

After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

As experience has emerged, the Company has recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. As a result of these actions, the Company believes its March 31, 2007 claim reserves on stop loss business adequately reflects both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of new data, the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business.

ITEM 6.	EXHIBITS

(a)	Exhibits:
4.1

Indenture between KMG America Corporation and Wilmington Trust Company, as indenture trustee, dated March 22, 2007 (incorporated by reference from Exhibit 4.1 attached to KMG America Corporation’s Current Report on Form 8-K, filed on March 23, 2007).

4.2

Amended and Restated Declaration of Trust among KMG America Corporation and Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated March 22, 2007 (incorporated by reference from Exhibit 4.2 attached to KMG America Corporation’s Current Report on Form 8-K, filed on March 23, 2007).

10.1

Guarantee Agreement between KMG America Corporation and Wilmington Trust Company, as guarantee trustee, dated March 22, 2007 (incorporated by reference from Exhibit 10.1 attached to KMG America Corporation’s Current Report on Form 8-K, filed on March 23, 2007).

10.2

Placement Agreement among KMG America Corporation, KMG Capital Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 22, 2007 (incorporated by reference from Exhibit 10.2 attached to KMG America Corporation’s Current Report on Form 8-K, filed on March 23, 2007).

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

KMG AMERICA CORPORATION (Registrant)
Date: May 10, 2007	By:	/s/ Scott H. DeLong III
Name: Scott H. DeLong III Title: Senior Vice President & Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2007	By:	/s/ Glenn S. Sackett
Name: Glenn S. Sackett Title: Vice President & Controller (Principal Accounting Officer)