Form 10-Q
period 2007-06-30
KMG America CORP
filed 2007-08-09
CIK 1299210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
☐ Yes      ☒ No

As of August 3, 2007, the number of shares of Common Stock outstanding was 22,216,319.

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006

	(unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $573,883,218 and $531,477,537 as of June 30, 2007 and December 31, 2006, respectively)	$550,635,804	$520,624,942
Equity securities available for sale, at fair value (cost of $156,840 and $101,945 as of June 30, 2007 and December 31, 2006, respectively)	155,140	103,545
Mortgage loans	12,590,408	13,921,019
Policy loans	17,847,931	18,163,223
Other investments	5,798,598	5,523,232

Total investments	587,027,881	558,335,961

Cash and cash equivalents	26,796,650	21,744,137
Investment in subsidiary	1,083,000	—
Reinsurance balances recoverable	92,136,868	89,091,232
Accrued investment income	6,788,960	6,502,801
Real estate and equipment (net of accumulated depreciation of $4,788,866 and $3,652,073 as of June 30, 2007 and December 31, 2006, respectively)	16,208,206	15,068,506
Federal income tax recoverable	5,111,539	5,111,539
Deferred income tax asset	295,483	6,578,604
Amounts due from reinsurers	2,770,885	2,906,176
Deferred policy acquisition costs	36,044,022	28,453,929
Value of business acquired	69,143,463	70,766,211
Other assets	26,876,967	27,154,750

Total assets	$870,283,924	$831,713,846

KMG AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006

	(unaudited)
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$248,957,703	$252,658,190
Accident and health reserves	309,500,346	294,581,002
Policy and contract claims	27,198,420	14,530,782
Other policyholder liabilities	10,815,834	10,594,225

Total policy and contract liabilities	596,472,303	572,364,199

Accounts payable and accrued expenses	26,173,654	24,497,525
Taxes, other than federal income taxes	718,724	1,037,508
Federal income taxes accrued	188,160	523,889
Deferred income taxes	9,939,861	14,735,262
Liability for benefits for employees and agents	6,178,598	5,847,970
Funds held in suspense	3,752,378	4,832,579
Notes payable	14,000,000	14,000,000
Interest payable on note	25,550	50,350
Subordinated debt securities	36,083,000	—
Interest payable on subordinated debt	120,577	—
Other liabilities	1,593,946	1,773,077

Total liabilities	695,246,751	639,662,359

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,216,319 and 22,211,589 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	222,163	222,116
Paid-in capital	189,899,520	189,150,959
Retained earnings	1,998,784	11,702,929
Accumulated other comprehensive loss	(17,083,294)	(9,024,517)

Total shareholders’ equity	175,037,173	192,051,487

Total liabilities and shareholders’ equity	$870,283,924	$831,713,846

See accompanying notes.

KMG AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Insurance premiums	$41,687,214	$30,662,058	$81,603,122	$60,472,683
Net investment income	8,377,617	7,619,113	16,253,284	14,825,180
Commission and fee income	4,071,473	4,117,494	8,239,623	8,336,609
Realized investment gains (losses)	243,732	(115,044)	190,824	96,064
Other income	1,193,565	922,347	2,252,633	1,908,880

Total revenues	55,573,601	43,205,968	108,539,486	85,639,416

Benefits and expenses:
Policyholder benefits	35,054,608	24,373,653	72,597,230	47,727,367
Insurance commissions, net of deferrals	4,021,202	2,923,991	8,173,646	5,905,276
General insurance expenses, net of deferrals	11,169,219	11,289,622	23,339,336	22,182,973
Insurance taxes, licenses and fees	1,860,532	1,292,320	3,475,548	2,807,372
Depreciation and amortization	764,139	630,494	1,469,286	1,271,359
Amortization of deferred policy acquisition costs and value of business acquired	1,108,572	1,155,242	3,189,253	2,333,343

Total benefits and expenses	53,978,272	41,665,322	112,244,299	82,227,690

Income (loss) before income taxes	1,595,329	1,540,646	(3,704,813)	3,411,726
Provision for income taxes	(1,036,261)	(523,612)	(5,999,332)	(1,158,495)

Net income (loss)	$559,068	$1,017,034	$(9,704,145)	$2,253,231

Net income per share:
Basic	$0.03	$0.05	$(0.44)	$.10

Diluted	$0.03	$0.05	$(0.44)	$.10

Weighted-average shares outstanding:
Basic	22,213,894	22,201,305	22,212,845	22,167,545

Diluted	22,213,894	22,217,635	22,212,845	22,197,249

See accompanying notes.

KMG AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Operating Expenses
Net (loss) income	$(9,704,145)	$2,253,231
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.376,117	2,271,834
Policy acquisition costs deferred	(9,156,598)	(7,671,963)
Amortization of deferred policy acquisition costs and value of business acquired	3,189,253	2,333,343
Realized investment losses (gains), net	(190,824)	(96,064)
Deferred income tax expense	5,827,061	1,158,495
Changes in operating assets and liabilities:
Investment in subsidiary	(1,083,000)	—
Reinsurance balances recoverable	(3,045,636)	(8,368,881)
Accrued investment income	(286,159)	(133,907)
Other assets	277,783	(5,218,721)
Amounts due from reinsurers	135,291	(2,024,758)
Policy and contract liabilities	24,108,104	12,675,064
Accounts payable and accrued expenses	1,676,129	2,396,528
Interest payable	95,777	393,750
Stock-based compensation expense	748,609	628,013
Taxes, other than federal income taxes	(318,784)	(247,359)
Federal income taxes accrued	(335,729)	—
Funds held in suspense	(1,080,201)	(430,410)
Liability for benefits for employees and agents	330,628	(427,691)
Other liabilities	(179,131)	(450)

Net cash provided by (used in) operating activities	13,384,545	(509,946)
Investing activities
Securities available for sale:
Sales	11,806,084	7,797,608
Maturities, calls and redemptions	13,889,921	18,739,103
Purchases	(69,480,446)	(53,795,616)
Repayments of mortgage loans	1,330,611	2,196,666
Decrease in policy loans, net	315,292	2,670,782
Purchases of real estate, property and equipment	(2,276,494)	(2,735,270)

Net cash (used in) investing activities	(44,415,032)	(25,126,727)

Financing activities
Issuance of subordinated debt securities	36,083,000	—

Net cash provided by (used in) financing activities	36,083,000	—

Net increase (decrease) in cash and cash equivalents	5,052,513	(25,636,673)
Cash and cash equivalents at beginning of period	21,744,137	32,582,964

Cash and cash equivalents at end of period	$26,796,650	$6,946,291

Supplemental disclosures of cash flow information
Federal income taxes paid	$508,000	$—

See accompanying notes.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

          Unless the context requires otherwise, references to “we”, “us”, “our”, “KMG America” or the “Company” are intended to mean KMG America Corporation and its consolidated subsidiaries, including, without limitation, Kanawha Insurance Company (“Kanawha”). References to our “predecessor” mean Kanawha prior to it being acquired by KMG America.

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

          The primary insurance products that the Company underwrites include: group and individual life insurance; group long term disability insurance; group and individual short term disability insurance; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. The Company ceased actively underwriting new long-term care insurance policies after December 31, 2005. The Company intends to retain and actively manage the Company’s existing block of in force long-term care policies. The Company’s third-party administration and medical management businesses include a wide array of services with the primary emphasis on the offering of administrative service-only products.

          The Company’s sales historically have been primarily in the southeastern United States, predominantly in Florida, South Carolina and North Carolina, but are now expanding nationwide. Sales are made through an internal sales force, full-time agents, general agents and brokers. Under the Company’s current business strategy, the Company expects group lines of business to account for an increasing percentage of the Company’s premium revenues.

          On May 7, 2007, the Company publicly announced that it had retained Keefe, Bruyette & Woods, Inc., an investment banking firm, to advise management and the Board of Directors regarding strategic alternatives, including the possible sale or merger of the Company. The process is underway and advanced negotiations are occurring. There can be no assurance that this process will result in a sale or merger of the Company, or if a sale or merger is undertaken, the potential terms or timing of the transaction. The Company does not intend to publicly disclose updates or developments in its strategic alternatives process until such time as the Company enters into a definitive agreement with a third party in connection with a transaction or terminates the strategic alternatives process.

2.	Significant Accounting Policies

          Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Impairment of Long-Lived Assets

          Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs and other assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at June 30, 2007 and December 31, 2006.

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

          Loss recognition testing of the Company’s policy benefit reserves is performed annually. This testing involves a comparison of the Company’s actual net liability position (all liabilities less deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)) to the present value of future liabilities calculated using then-current assumptions. These assumptions are based on the Company’s best estimate of future experience. To the extent a premium deficiency exists, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC or VOBA. Any additional deficiency would be recognized as a premium deficiency reserve. Historically, loss recognition testing has not resulted in an adjustment to DAC, VOBA or reserves. These adjustments would occur only if economic, mortality and/or morbidity conditions deviated in a significantly adverse fashion from the underlying assumptions.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The Company had adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) through December 31, 2005. As permitted by the provisions of this Statement, the Predecessor accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations (“APB No. 25”). Accordingly, the Company recognized no compensation expense for stock option awards to employees or directors when the option exercise price was not less than the market value of the stock at the date of award.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Defined Benefit Retirement Plan

          In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires companies to (1) recognize as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS No. 158 are effective for the Company’s year-ending December 31, 2006. The Company adopted SFAS No. 158 at December 31, 2006.

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

          Recently Issued Accounting Standards

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value with unrealized gains and losses recognized in earnings at each subsequent reporting date. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include: certain recognized financial assets and liabilities; rights and obligations under certain insurance contracts that are not financial instruments; host financial instruments resulting from the separation of an embedded non financial derivative instrument from a non financial hybrid instrument; and certain commitments. FAS No. 159 is generally effective for fiscal years beginning after November 15, 2007.As of the effective date, the fair value option may be elected for certain eligible items that exist on that date. The effect of the first measurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the items to which the fair value option may be applied.

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value to any new circumstances. Under FAS No. 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop such

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS No. 157 also requires separate disclosure of fair value measurements by level within the hierarchy and expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of adoption of FAS No. 157.

          In June 2006, FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 and has determined that there is no material impact on its financial statements upon adoption.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities at June 30, 2007:
Fixed maturity securities	$573,883,218	$562,346	$23,809,760	$550,635,804
Equity securities	156,840	—	1,700	155,140

Securities available for sale	$574,040,058	$562,346	$23,811,460	$550,790,944

4.	Statutory Financial Information

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Employee Benefits

Defined Benefit Retirement Plan

          As of the dates indicated, the net periodic retirement benefit cost of the Company’s defined benefit pension plan for the quarters presented included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$—	$47,778	$—	$95,556
Interest cost	240,000	232,510	480,000	465,020
Expected return on plan assets	(360,000)	(309,641)	(720,000)	(619,282)
Amortization of transition liability	—	362	—	724
Recognized net actuarial loss	50,000	52,646	100,000	105,292

Net periodic benefit cost	$(70,000)	$23,655	$(140,000)	$47,310

Curtailment Expense	$—	—	$—	120,170

          On January 31, 2006, the Company adopted two amendments to the defined benefit retirement plan that froze participation in the plan and froze accrual of any additional benefits under the plan. As of June 30, 2006, no new participants were allowed to enter the plan. Effective as of September 30, 2006, no additional benefits accrue under the plan with respect to service after that date. As a result, final average earnings will be determined as of September 30, 2006, for all future benefit payments, and will not be adjusted for future changes in employee compensation.

          The curtailment expense recognized as a result of the plan freeze was $120,170 for the six months ended June 30, 2006.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          KMG America 2004 Equity Incentive Plan

          The KMG America 2004 Equity Incentive Plan was established in 2004 and amended in 2006 with 2,827,500 shares of KMG America Common Stock reserved for issuance under the Plan. Through June 30, 2007, net of forfeitures, 144,678 shares of Common Stock have been granted which generally vest with respect to one-fourth of the shares granted on each of the first, second, third, and fourth anniversaries of the date of grant. To date, 52,742 shares of Common Stock granted are fully vested. Also, through June 30, 2007, net of forfeitures, options to purchase 1,860,925 shares of Common Stock have been issued which generally vest with respect to one-fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. With respect to options issued to one optionholder, they vest one-third on each of the first, second and third anniversaries of the date of grant, subject to earlier immediate vesting upon the termination of the optionholder’s employment with the Company, by the Company without cause, by him with good reason, upon a change in control of the Company and upon his receipt of a notice of non-renewal of his employment agreement, or upon his death or disability.

          The Company adopted SFAS 123(R) as of January 1, 2006. Below is the presentation of our employee and director stock options and common stock grants under the fair value method.

          Common Stock Grants

          The activity related to the common stock grants is set forth below:

	Common Stock Grants Outstanding		Weighted Average Grant Date Fair Value Per Share of Common Stock Grants Outstanding

	Nonvested	Vested	Nonvested	Vested

Outstanding as of December 31, 2006	114,042	25,906	8.29	8.45
Granted	—	6,669	—	6.56
Vested	(20,167)	20,167	8.02	8.02
Forfeited	(1,939)	—	8.36	—

Outstanding as of June 30, 2007	91,936	52,742	8.35	8.05

          Stock Options

          Black-Scholes option-pricing model assumptions used:

Average Risk-free Interest Rate	4.54%
Expected Dividend Yield	—
Expected Volatility	20.0%
Expected Life (years)	5

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The activity related to the stock options is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)

Outstanding as of December 31, 2006	1,913,425	9.16
Granted	10,000	8.74
Exercised	—	—
Forfeited	(62,500)	8.99

Outstanding as of June 30, 2007	1,860,925	9.17	4,554,565	7.99

Exercisable as of June 30, 2007	807,852	9.35	1,982,425	7.70

          The following table sets forth share-based compensation and the related tax benefit:

Six Months Ended June 30, 2007

Total Share-Based Compensation
Included in loss before income taxes	$748,609
Included in net loss, net of tax effects	$486,596
Excess tax benefits related to options exercised	$—
Excess tax benefits related to share-based compensation(1)	$—

(1) Represents the tax benefit, recognized in additional paid-in-capital for stock options exercised.

          As of June 30, 2007, there was $2,702,976 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

6.	Comprehensive Income (Loss)

          Total comprehensive income (loss) for the six months ended June 30, 2007 and 2006 was ($17,762,922) and $(11,759,484), respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of $(8,058,777) and $(14,012,715), respectively.

          Total comprehensive income (loss) for the three months ended June 30, 2007 and 2006 was $(7,987,949) and $(5,055,412), respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of $(8,547,017) and $(6,072,446), respectively.

On December 31, 2006, we adopted Financial FASB Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Upon adoption, we recorded a $1,971,370 reduction in comprehensive income on our consolidated balance sheet as of December 31, 2006. However, the cumulative effect of the change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income. As of December 31, 2006, we reported total comprehensive income of $3,189,482. With this revised presentation, total comprehensive income would have been $5,160,852 as of December 31, 2006. This revised presentation will be reflected in our Annual Report on Form 10-K as of December 31, 2007.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          As previously disclosed by the Company, on May 4, 2007, the Company entered into a settlement agreement with ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”) to settle litigation ReliaStar brought against the Company, Kanawha, and the following officers of the Company: Kenneth U. Kuk; Paul F. Kraemer; Paul P. Moore; Thomas J. Gibb; Scott H. DeLong III; and Thomas D. Sass. The complaint and amended complaint filed by ReliaStar alleged claims of misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties, breach of contract, unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentation and civil theft. Pursuant to the settlement agreement, the Company made a cash payment of $825,000 to ReliaStar in settlement of all claims, ending the litigation. The insurance carrier for the Company’s primary directors and officers insurance policy previously informed the Company that it was willing to provide reimbursement for a portion of the amount paid by the Company in settlement of the litigation. The Company views the amount offered by the insurance carrier to be insufficient. Moreover, during the course of the litigation, the insurance carrier made various deductions from its reimbursements to the Company for the legal fees expended by the Company. The Company will make a good faith effort to reach an agreement with the insurance carrier relating to the insurance carrier’s contribution to the settlement and the insurance carrier’s payments for the legal fees incurred by the Company throughout the duration of the litigation. At the present time, it is unclear whether the Company will be able to reach a satisfactory arrangement with its primary directors and officers liability carrier. If it is not able to do so, the Company intends to pursue additional reimbursement from the insurance carrier under the insurance policy.

8.	Debt and Other Obligations

          Wachovia Credit Agreement.

          On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note that was issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of June 30, 2007, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an interest rate of 6.57%.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Subordinated Debt Securities.

          On March 22, 2007, KMG America completed the issuance and sale in a private placement of $35,000,000 in aggregate principal amount of trust preferred securities (the “Trust Preferred Securities”) issued by the Company’s newly-formed subsidiary, KMG Capital Statutory Trust I, a Delaware statutory trust (the “Trust”). The Trust Preferred Securities will mature on March 15, 2037, may be called at par by the Company any time after March 15, 2012, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Distributions are payable quarterly at a fixed interest rate equal to 8.02% per annum through March 15, 2012, and then will be payable at a floating interest rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 310 basis points per annum. The Trust simultaneously issued one of the Trust’s common securities (the “Common Securities”) to the Company for a purchase price of $1,083,000, which constitutes all of the issued and outstanding common securities of the Trust.

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

          The Trust was not consolidated based on the guidance issued by the FASB in Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, but rather is treated like an equity-method investment. Thus, the Company’s $1.1 million investment in the Trust is recorded as an Investment in subsidiary.

9.	Federal Income Taxes

          The actual effective rate for the six months ended June 30, 2007 varies from the expected statutory rate of approximately 35% primarily as a result of the establishment of a $7.2 million valuation allowance to offset the portion of the deferred tax asset relating to the holding company. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company has deemed it appropriate to establish the valuation allowance. The Company will continue to evaluate tax planning strategies to utilize the operating losses prior to their expiration.

          The Company had no interest and penalties for the six months ended June 30, 2007 and no amounts were accrued. To the extent the Company incurred interest and penalties, such amounts would be recognized in provision for income taxes. For KMG America’s subsidiaries, tax years 2002 through 2006 are subject to examination by the Internal Revenue Service. There are no income tax examinations currently in process. The Company has no unrecognized tax positions at June 30, 2007 and expects no material change in its unrecognized tax positions within the next 12 months.

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

          During the quarter ended June 30, 2006, the Company finalized the calculation of seriatim PGAAP reserve factors and implemented the use of such factors. While the implementation of seriatim PGAAP factors did not change total reserves of the Company, it did result in a reallocation of reserves among the worksite insurance, senior market insurance and acquired business segments. This reallocation was reflected in the second quarter results of the affected segments.

          The result of the reallocation of reserves between business segments was to strengthen reserves by $ 37.5 million in the senior market insurance business segment in the second quarter of 2006. This was offset by a reduction in reserves of $ 31.2 million in the acquired business segment and $ 6.3 million in the worksite segment in the second quarter of 2006. No material effect to overall policy reserves or to earnings resulted from the reallocation, but this reallocation of reserves between the business segments does impact the comparability of the quarter and year to date reported policyholder benefits and the resulting reported benefit ratios by segment.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following represents a summary of the Company’s statements of income and asset composition by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Worksite Insurance Business
Insurance premiums	$30,706,642	$19,326,163	$59,900,946	$37,832,719
Net investment income	2,174,360	1,763,532	4,225,126	3,358,540
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	193,747	49,941	354,587	96,224

Total revenues	33,074,749	21,139,636	64,480,659	41,287,483
Policyholder benefits	24,494,203	7,405,312	52,007,482	21,000,147
Commissions	2,558,078	1,563,226	5,241,470	3,084,044
Expenses, taxes, fees and depreciation	4,769,710	4,460,388	9,570,279	8,684,010
Amortization of DAC and VOBA	1,083,159	525,981	2,697,746	1,304,183

Total benefits and expenses	32,905,150	13,954,907	69,516,977	34,072,384

Income (loss) before Federal income tax	$169,599	$7,184,729	$(5,036,318)	$7,215,099

Total assets	$187,638,359	$163,926,424	$187,638,359	$163,926,424

Senior Market Insurance Business
Insurance premiums	$11,082,822	$10,705,500	$21,861,110	$21,380,120
Net investment income	2,826,936	1,565,634	5,530,895	2,977,247
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	780,063	759,930	1,560,376	1,569,005

Total revenues	14,689,821	13,031,064	28,952,381	25,926,372
Policyholder benefits	8,736,603	46,762,345	16,489,080	55,297,567
Commissions	1,375,851	1,269,647	2,755,780	2,636,456
Expenses, taxes, fees and depreciation	814,877	733,915	1,546,631	1,499,074
Amortization of DAC and VOBA	273,294	503,996	599,951	976,110

Total benefits and expenses	11,200,625	49,269,903	21,391,442	60,409,207

Income (loss) before Federal income tax	$3,489,196	$(36,238,839)	$7,560,939	$(34,482,835)

Total assets	$272,716,346	$249,677,460	$272,716,346	$249,677,460

Third Party Administration Business
Insurance premiums	$—	$—	$—	—
Net investment income	—	—	—	—
Commissions and fees	3,911,330	4,025,624	8,030,774	8,159,341
Net realized gains	—	—	—	—
Other income	—	—	—	—

Total revenues	3,911,330	4,025,624	8,030,774	8,159,341
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,260,921	3,448,153	6,883,821	6,951,309
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	3,260,921	3,448,153	6,883,821	6,951,309

Income before Federal income tax	650,409	$577,471	$1,146,953	$1,208,032

Total assets	$9,514,510	$10,141,646	$9,514,510	$10,141,646

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Acquired Business
Insurance premiums	$(102,249)	$630,395	$(158,935)	$1,259,845
Net investment income	1,975,864	2,106,105	3,985,320	4,086,761
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	21,689	23,221	37,911	39,022

Total revenues	1,895,304	2,759,721	3,864,296	5,385,628
Policyholder benefits	1,823,802	(29,794,003)	4,100,667	(28,570,346)
Commissions	87,273	91,118	176,396	184,776
Expenses, taxes, fees and depreciation	592,088	593,502	1,188,431	1,201,476
Amortization of DAC and VOBA	(247,881)	125,265	(108,443)	53,050

Total benefits and expenses	2,255,282	(28,984,118)	5,357,051	(27,131,044)

(Loss) income before Federal income tax	$(359,978)	$31,743,839	$(1,492,755)	$32,516,672

Total assets	$158,195,046	$164,916,856	$158,195,046	$164,916,856

Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	1,400,456	2,183,841	2,511,943	4,402,631
Commissions and fees	160,144	91,871	208,849	177,268
Net realized gains	243,732	(115,044)	190,824	96,064
Other income	198,066	89,255	299,759	204,629

Total revenues	2,002,398	2,249,923	3,211,375	4,880,592
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	4,356,295	3,976,478	9,095,007	7,925,835
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	4,356,295	3,976,478	9,095,007	7,925,835

(Loss) before Federal income tax	$(2,353,897)	$(1,726,555)	$(5,883,632)	$(3,045,243)

Total assets	$242,219,663	$206,034,361	$242,219,663	$206,034,361

Total Company
Insurance premiums	$41,687,214	$30,662,058	$81,603,122	60,472,683
Net investment income	8,377,617	7,619,113	16,253,284	14,825,180
Commissions and fees	4,071,473	4,117,494	8,239,623	8,336,609
Net realized gains	243,732	(115,044)	190,824	96,064
Other income	1,193,565	922,347	2,252,633	1,908,880

Total revenues	55,573,601	43,205,968	108,539,486	85,639,416
Policyholder benefits	35,054,608	24,373,653	72,597,230	47,727,367
Commissions	4,021,202	2,923,991	8,173,646	5,905,276
Expenses, taxes, fees and depreciation	13,793,890	13,212,436	28,284,170	26,261,704
Amortization of DAC and VOBA	1,108,572	1,155,242	3,189,253	2,333,343

Total benefits and expenses	53,978,272	41,665,322	112,244,299	82,227,690

Income (loss) before Federal income tax	1,595,329	$1,540,646	$(3,704,813)	$3,411,726

Total assets	$870,283,924	$794,696,747	$870,283,924	$764,696,747

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Worksite insurance business. Our worksite insurance business is a provider of life and health insurance products to employers and their employees. Our predecessor’s marketing and sales efforts were primarily in the southeastern United States, predominately in Florida, South Carolina and North Carolina. Since acquiring our predecessor, we have begun to implement our business strategy to market our products nationwide. The primary insurance products that we underwrite include: group and individual life insurance; group long term disability insurance; group and individual short term disability insurance; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. For the six months ended June 30, 2007, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $59.9 million, which accounted for 66.5% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which have added a new set of employer-paid life insurance, disability and health products to our existing voluntary products. Since December 2004, we have opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb and we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; Morristown, New Jersey; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; San Diego and San Francisco, California; Phoenix, Arizona; Denver, Colorado; and Minneapolis, Minnesota. We will base future expansion of our sales organization on developing market trends and our profit margins. The costs associated with any expansion of our sales organization will be recognized before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

          Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance product included in this business is long-term care insurance that we underwrote. For the six months ended June 30, 2007, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $21.9 million, which accounted for 24.3% of our premiums, commissions and fees, excluding intercompany payments, in that period.

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

          Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the six months ended June 30, 2007, our third-party administration business produced commissions and fees, excluding intercompany payments, of $8.0 million, which accounted for 8.9% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our strategy is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

Financial Strength Ratings Outlook

          Kanawha has an A.M. Best financial strength rating of A- (excellent). Recently, A.M. Best changed its outlook for Kanawha’s rating from stable to negative. Also, S&P recently lowered the financial strength rating for Kanawha to BBB (good), with a positive ratings outlook. Rating agencies review their ratings periodically and Kanawha’s current ratings may not be maintained in the future.

          If Kanawha’s ratings are reduced from their current levels by A.M. Best or S&P, or as recently occurred with A.M. Best, are placed under surveillance or review with possible negative implications, Kanawha’s competitive position in the insurance industry would likely suffer and it would likely lose customers. Since A.M. Best changed Kanawha’s rating outlook from stable to negative, we have not been precluded from bidding on group cases, although we have lost some cases we expected to be awarded. If Kanawha’s financial strength ratings are reduced, the negative impact may be more pronounced. Our cost of borrowing would likely increase, our sales and earnings would likely decrease and our results of operations and financial condition would likely be materially adversely affected. For example, a minimum A.M. Best rating of “A-” is generally required to participate in the group life and disability and excess risk insurance markets. If Kanawha’s A.M. Best rating of A- is reduced, we likely will be precluded from participating in those markets, which are key to our growth and financial strength.

          Potential stop loss claims volatility and the adverse effect it may have on our results of operations could induce A.M. Best or S&P to downgrade Kanawha’s financial strength rating.

          See “Item 1A. Risk Factors – The financial strength of Kanawha, our insurance subsidiary, is rated by A.M. Best and S&P, and a decline in these ratings would likely negatively affect our standing in the insurance industry, cause our sales and earnings to decrease and our results of operations and financial condition would likely be materially adversely affected”.

Current Year Developments

          After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge in the first quarter of 2007 for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss insurance in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to a lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

          As experience emerged, the Company recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of the new data the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these actions, the Company believes its June 30, 2007 claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

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

          The Company has also established a $7.2 million valuation allowance as a non-cash charge to offset the portion of the deferred tax asset that was generated by net operating losses at the holding company. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company deemed it appropriate to establish the valuation allowance. The Company intends to continue to evaluate tax planning strategies to utilize the operating losses prior to their expiration.

Strategic Alternatives

          On May 7, 2007, the Company publicly announced that it had retained Keefe, Bruyette & Woods, Inc., an investment banking firm, to advise management and the Board of Directors regarding strategic alternatives, including the possible sale or merger of the Company. The process is underway and advanced negotiations are occurring. There can be no assurance that this process will result in a sale or merger of the Company, or if a sale or merger is undertaken, the potential terms or timing of the transaction. The Company does not intend to publicly disclose updates or developments in its strategic alternatives process until such time as the Company enters into a definitive agreement with a third party in connection with a transaction or terminates the strategic alternatives process.

          Results of Operations

          Consolidated Overview

          The following table presents consolidated financial information for the quarters ended June 30, 2007 and June 30, 2006 for KMG America.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
	(000’s omitted)
Revenues:
Insurance premiums	$41,687	$30,662	$81,603	$60,473
Net investment income	8,378	7,619	16,253	14,825
Commission and fees	4,071	4,118	8,240	8,336
Net realized gains (losses)	244	(115)	191	96
Other income	1,194	922	2,252	1,909

Total revenues	55,574	43,206	108,539	85,639

Benefits and expenses:
Policyholder benefits	35,055	24,374	72,597	47,728
Commissions	4,021	2,924	8,174	5,905
General expenses	11,169	11,290	23,339	22,183
Taxes, licenses and fees	1,861	1,292	3,476	2,807
Depreciation and amortization	764	630	1,469	1,271
Amortization of DAC and VOBA	1,109	1,155	3,189	2,333

Total benefits and expenses	53,979	41,665	112,244	82,227

Income before income taxes	1,595	1,541	(3,705)	3,412
Provision for income taxes	(1,036)	(524)	(5,999)	(1,159)

Net income	$559	$1,017	$(9,704)	$2,253

Benefits to premiums ratio(1)	84.1%	79.5%	89.0%	78.9%

(1)	The benefits to premiums ratio is equal to policyholder benefits (equal to incurred claims plus increases in policyholder active life reserves) divided by insurance premiums.

          Consolidated Results of Operations by Business Segment

          The following represents a summary of the Company’s statements of income and asset composition by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Worksite Insurance Business
Insurance premiums	$30,706,642	$19,326,163	$59,900,946	$37,832,719
Net investment income	2,174,360	1,763,532	4,225,126	3,358,540
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	193,747	49,941	354,587	96,224

Total revenues	33,074,749	21,139,636	64,480,659	41,287,483
Policyholder benefits	24,494,203	7,405,312	52,007,482	21,000,147
Commissions	2,558,078	1,563,226	5,241,470	3,084,044
Expenses, taxes, fees and depreciation	4,769,710	4,460,388	9,570,279	8,684,010
Amortization of DAC and VOBA	1,083,159	525,981	2,697,746	1,304,183

Total benefits and expenses	32,905,150	13,954,907	69,516,977	34,072,384

Income (loss) before Federal income tax	$169,599	$7,184,729	$(5,036,318)	$7,215,099

Total assets	$187,638,359	$163,926,424	$187,638,359	$163,926,424

Senior Market Insurance Business
Insurance premiums	$11,082,822	$10,705,500	$21,861,110	$21,380,120
Net investment income	2,826,936	1,565,634	5,530,895	2,977,247
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	780,063	759,930	1,560,376	1,569,005

Total revenues	14,689,821	13,031,064	28,952,381	25,926,372
Policyholder benefits	8,736,603	46,762,345	16,489,080	55,297,567
Commissions	1,375,851	1,269,647	2,755,780	2,636,456
Expenses, taxes, fees and depreciation	814,877	733,915	1,546,631	1,499,074
Amortization of DAC and VOBA	273,294	503,996	599,951	976,110

Total benefits and expenses	11,200,625	49,269,903	21,391,442	60,409,207

Income (loss) before Federal income tax	$3,489,196	$(36,238,839)	$7,560,939	$(34,482,835)

Total assets	$272,716,346	$249,677,460	$272,716,346	$249,677,460

Third Party Administration Business
Insurance premiums	$—	$—	$—	—
Net investment income	—	—	—	—
Commissions and fees	3,911,330	4,025,624	8,030,774	8,159,341
Net realized gains	—	—	—	—
Other income	—	—	—	—

Total revenues	3,911,330	4,025,624	8,030,774	8,159,341
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,260,921	3,448,153	6,883,821	6,951,309
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	3,260,921	3,448,153	6,883,821	6,951,309

Income before Federal income tax	650,409	$577,471	$1,146,953	$1,208,032

Total assets	$9,514,510	$10,141,646	$9,514,510	$10,141,646

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Acquired Business
Insurance premiums	$(102,249)	$630,395	$(158,935)	$1,259,845
Net investment income	1,975,864	2,106,105	3,985,320	4,086,761
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	21,689	23,221	37,911	39,022

Total revenues	1,895,304	2,759,721	3,864,296	5,385,628
Policyholder benefits	1,823,802	(29,794,003)	4,100,667	(28,570,346)
Commissions	87,273	91,118	176,396	184,776
Expenses, taxes, fees and depreciation	592,088	593,502	1,188,431	1,201,476
Amortization of DAC and VOBA	(247,881)	125,265	(108,443)	53,050

Total benefits and expenses	2,255,282	(28,984,118)	5,357,051	(27,131,044)

(Loss) income before Federal income tax	$(359,978)	$31,743,839	$(1,492,755)	$32,516,672

Total assets	$158,195,046	$164,916,856	$158,195,046	$164,916,856

Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	1,400,456	2,183,841	2,511,943	4,402,631
Commissions and fees	160,144	91,871	208,849	177,268
Net realized gains	243,732	(115,044)	190,824	96,064
Other income	198,066	89,255	299,759	204,629

Total revenues	2,002,398	2,249,923	3,211,375	4,880,592
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	4,356,295	3,976,478	9,095,007	7,925,835
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	4,356,295	3,976,478	9,095,007	7,925,835

(Loss) before Federal income tax	$(2,353,897)	$(1,726,555)	$(5,883,632)	$(3,045,243)

Total assets	$242,219,663	$206,034,361	$242,219,663	$206,034,361

Total Company
Insurance premiums	$41,687,214	$30,662,058	$81,603,122	60,472,683
Net investment income	8,377,617	7,619,113	16,253,284	14,825,180
Commissions and fees	4,071,473	4,117,494	8,239,623	8,336,609
Net realized gains	243,732	(115,044)	190,824	96,064
Other income	1,193,565	922,347	2,252,633	1,908,880

Total revenues	55,573,601	43,205,968	108,539,486	85,639,416
Policyholder benefits	35,054,608	24,373,653	72,597,230	47,727,367
Commissions	4,021,202	2,923,991	8,173,646	5,905,276
Expenses, taxes, fees and depreciation	13,793,890	13,212,436	28,284,170	26,261,704
Amortization of DAC and VOBA	1,108,572	1,155,242	3,189,253	2,333,343

Total benefits and expenses	53,978,272	41,665,322	112,244,299	82,227,690

Income (loss) before Federal income tax	1,595,329	$1,540,646	$(3,704,813)	$3,411,726

Total assets	$870,283,924	$794,696,747	$870,283,924	$764,696,747

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Financial Results Overview

          Net income for the six months ended June 30, 2007, decreased $12.0 million, or 521.7%, to a $9.7 million net loss compared to net income of $2.3 million for the six months ended June 30, 2006. The decrease in net income was primarily due to $6 million of reserve strengthening in the stop loss book of business which will be discussed in the policyholder benefits analysis below as well as the establishment of a deferred tax valuation allowance of $7.2 million which will be discussed in the provision for income taxes analysis below. Other factors include increases in premiums and net investment income, offset by increases in policyholder benefits, commissions and general expenses, all of which are described in greater detail below.

Revenues

          Total revenues for the six months ended June 30, 2007, increased $22.9 million, or 26.8%, to $108.5 million from total revenues of $85.6 million for the six months ended June 30, 2006. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment (dollars in millions).

	For the six months ended June 30, 2007				For the six months ended June 30, 2006				Increase (decrease)

	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$40.8	$0.1	$—	$40.9	$19.9	$0.5	$—	$20.4	$20.9	$(0.4)	$—	$20.5
Renewal	23.5	28.8	—	52.3	22.6	28.0	—	50.6	0.9	0.8	—	1.7
Total	64.3	28.9	—	93.2	42.5	28.5	—	71.0	21.8	0.4	—	22.2
Assumed
New	—	—	—	—	—	—	—	—	—	—	—	—
Renewal	1.0	—	0.1	1.1	—	—	1.3	1.3	1.0	—	(1.2)	(0.2)
Total	1.0	—	0.1	1.1	—	—	1.3	1.3	1.0	—	(1.2)	(0.2)
Ceded
New	(4.7)	—	—	(4.7)	(4.1)	(0.3)	—	(4.4)	(0.6)	0.3	—	(0.3)
Renewal	(0.7)	(7.0)	(0.3)	(8.0)	(0.6)	(6.8)	—	(7.4)	(0.1)	(0.2)	(0.3)	(0.6)
Total	(5.4)	(7.0)	(0.3)	(12.7)	(4.7)	(7.1)	—	(11.8)	(0.7)	0.1	(0.3)	(0.9)
Net
New	36.1	0.1	—	36.2	15.8	0.2	—	16.0	20.3	(0.1)	—	20.2
Renewal	23.8	21.8	(0.2)	45.4	22.0	21.2	1.3	44.5	1.8	0.6	(1.5)	0.9
Total	$59.9	$21.9	$(0.2)	$81.6	$37.8	$21.4	$1.3	$60.5	$22.1	$0.5	$(1.5)	$21.1

          Worksite net new premiums increased $20.3 million, or 128.5%, to $36.1 million for the six months ended June 30, 2007, from $15.8 million for the six months ended June 30, 2006, due to increased sales volumes. The primary driver of this increase was new stop loss premium generated by the new KMG America sales force, which represents $28.5 million of direct new premiums, offset by $3.5 million of ceded new premiums. In order to address the imbalance in its overall new sales mix, which has a disproportionate concentration of stop loss business, the Company has restructured the sales incentive compensation plan for its sales organization with increased incentives for sales of core group life/disability and voluntary benefit products. Additionally, the Company is limiting new sales of stop loss by means of pricing new business at a higher expected profit margin and a requirement that sales of stop loss be packaged with other products. Net renewal premiums increased $1.8 million or 8.2% as a result of the assumption of a block of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company.

          Senior market net new premiums, composed of long term care policies, decreased $0.1 million, or 50.0%, to $0.1 million for the six months ended June 30, 2007, from $0.2 million for the six months ended June 30, 2006 due to decreased sales volumes as the Company ceased actively underwriting new long term care policies after December 31, 2005.Net renewal premiums increased 2.8% to $21.8 million, representing premiums from the insurance in force created by prior year sales.

          Acquired business premiums decreased $1.5 million, or 115.4%, to $(0.2) million for the six months ended June 30, 2007, from $1.3 million for the six months ended June 30, 2006. We have not acquired any blocks of business since 1999 and a significant portion of the decline is a result of policy lapses. In the second quarter of 2007, an estimated refund due to a reinsurance carrier of $0.3 million was accrued in relation to possible adjustments needed for previously settled billings. In addition, experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $4.9 million for the six months ended June 30, 2007, from $4.3 million for the six months ended June 30, 2006.

Net Investment Income

          Net investment income increased $1.5 million, or 10.1%, to $16.3 million for the six months ended June 30, 2007, from $14.8 million for the six months ended June 30, 2006. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the six months ended June 30, 2007, occurred primarily as a result of an additional $35.0 million of cash and invested assets generated through the issuance of junior subordinated debt, as described in Note 8. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

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

Commission and Fee Income

          Commission and fee income decreased $0.1 million, or 1.2%, to $8.2 million for the six months ended June 30, 2007, from $8.3 million for the six months ended June 30, 2006. Most of the commission and fee income was from administrative fees relating to third-party administration, and the volume of business in force is relatively flat compared to 2006 levels.

Realized Investment Gains and Losses

          Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the six months ended June 30, 2007, increased by $0.1 million to $0.2 million, from $0.1 million for the six months ended June 30, 2006, due primarily to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

          Other income increased $0.4 million, or 21.1%, to $2.3 million for the six months ended June 30, 2007, from $1.9 million for the six months ended June 30, 2006, reflecting increased administrative fees for the issuance of universal life products, increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums, and a payment received as part of WorldCom’s settlement with former bond holders.

Benefits and Expenses

          Total benefits and expenses increased $30.0 million, or 36.5%, to $112.2 million for the six months ended June 30, 2007, from $82.2 million for the six months ended June 30, 2006. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

          Benefit reserves as reported are shown after conversion to a GAAP purchase accounting basis. Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a change in methodology was implemented whereby the benefit reserves began to be developed directly on a purchase GAAP basis. The change to seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 10 (Business Segments).

          Policyholder benefits increased $24.9 million, or 52.2%, to $72.6 million for the six months ended June 30, 2007, from $47.7 million for the six months ended June 30, 2006. This produced a benefits to premium ratio of 89.0% for the six months ended June 30, 2007, compared to 78.9% for the six months ended June 30, 2006.

          Worksite marketing policyholder benefits increased $31.0 million, or 147.6%, to $52.0 million for the six months ended June 30, 2007, from $21.0 million for the six months ended June 30, 2006. This produced benefits to premium ratios of 86.8% for the six months ended June 30, 2007, compared to 55.5% for the six months ended June 30, 2006. The ratio in 2006 was deflated due to the conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $6.3 million. The six months ended June 30, 2006 benefits to premium ratio adjusted would be 72.0% without the reserve conversion impact.

          In the first quarter of 2007, after a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known. As experience has emerged, the Company has recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. As a result of the new data the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these actions, the Company believes its current claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

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

          Senior market policyholder benefits decreased $38.8 million, or 70.2%, to $16.5 million for the six months ended June 30, 2007, from $55.3 million for the six months ended June 30, 2006. This produced benefits to premium ratios of 75.3% for the six months ended June 30, 2007, compared to 258.6% for the six months ended June 30, 2006. The benefits to premium ratio decreased primarily as a result of the 2006 conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in increased benefits of $37.5 million. The six months ended June 30, 2006 benefits to premium ratio adjusted would be 83.3% without the reserve conversion impact. The first six months of 2006 had some large increases in open claims that have not been repeated in the first six months of 2007, which accounts for the improved benefits ratio.

          Acquired business policyholder benefits increased $32.7 million, to $4.1 million for the six months ended June 30, 2007, from $(28.6) million for the six months ended June 30, 2006. Benefits to premium ratios do not provide meaningful information in this segment without first adjusting for certain routine items that have no impact on net income but have significant impact on the benefit ratios Experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $4.9 million for the six months ended June 30, 2007, from $4.3 million for the six months ended June 30, 2006. In addition, the 2006 conversion to Purchase GAAP seriatim reserve factors from the aggregate method resulted in decreased benefits of $31.2 million. Also, in the second quarter of 2007, an estimated refund due to our reinsurance carrier of $0.3 million was accrued in relation to possible adjustments needed for previously settled billings. Excluding the effects of these items, the comparable benefit ratios are 177.8% for the six months ended June 30, 2007 and 167.8% for the six months ended June 30, 2006. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves.

Insurance Commissions

          Commission expenses increased $2.3 million, or 39.0%, to $8.2 million for the six months ended June 30, 2007, from $5.9 million for the six months ended June 30, 2006. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of stop loss products.

General Insurance Expenses

          General insurance expenses increased $1.1 million, or 4.9%, to $23.3 million for the six months ended June 30, 2007, from $22.2 million for the six months ended June 30, 2006. The increased expenses for the six months ended June 30, 2007 are primarily attributable to a $0.8 million litigation settlement expenses and interest on the junior subordinated debt of $0.8, offset somewhat by a $0.6 million decrease in legal expenses related to the litigation.

          Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

          Insurance taxes, licenses and fees increased $0.7 million, or 25.0%, to $3.5 million for the six months ended June 30, 2007, from $2.8 million for the six months ended June 30, 2006. Employment taxes related to additional staffing represents approximately half of the increase, and additional premium taxes due to increased premiums represents the other half of the increase.

Amortization of DAC and VOBA

          First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $9.2 million and $7.7 million for the six months ended June 30, 2007 and 2006, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

          The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) increased $0.9 million, or 39.1%, to $3.2 million for the six months ended June 30, 2007, from $2.3 million for the six months ended June 30, 2006, reflecting the increased deferrals described above. The DAC balance at June 30, 2007 has increased $14.8 million over the balance at June 30, 2006, which accounts for a large part of the increase in amortization expense.

Provision for Income Taxes

          Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the six months ended June 30, 2007 and 2006 were 161.9 % and 33.9%, respectively. The variation in these rates is due to a valuation allowance of $7.2 million that has been established.

          Under SFAS No. 109, management must provide a valuation allowance for any deferred tax amounts that it believes are uncertain to be realized. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company deemed it appropriate to establish a valuation allowance of $7.2 million which represents the portion of the deferred tax asset that was generated by net operating losses at the holding company.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Financial Results Overview

          Net income for the three months ended June 30, 2007, decreased $0.4 million, or 40.0%, to $0.6 million from net income of $1.0 million for the three months ended June 30, 2006. The decrease in net income was primarily due to increases in premiums and net investment income, which were more than offset by increases in policyholder benefits, general expenses and federal income taxes, all of which are described in greater detail below.

Revenues

          Total revenues for the three months ended June 30, 2007, increased $12.4 million, or 28.7%, to $55.6 million from total revenues of $43.2 million for the three months ended June 30, 2006. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

The following table presents the distribution of premiums by type and business segment (dollars in millions).

	For the three months ended June 30, 2007				For the three months ended June 30, 2006				Increase (decrease)

	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$21.1	$0.1	$—	$21.2	$10.5	$0.2	$—	$10.7	$10.6	$(0.1)	$—	$10.5
Renewal	11.8	14.5	—	26.3	11.3	14.1	—	25.4	0.5	0.4	—	0.9
Total	32.9	14.6	—	47.5	21.8	14.3	—	36.1	11.1	0.3	—	11.4
Assumed
New	0.1	—	—	0.1	—	—	—	—	0.1	—	—	0.1
Renewal	0.6	—	0.2	0.8	—	—	0.7	0.7	0.6	—	(0.5)	0.1
Total	0.7	—	0.2	0.9	—	—	0.7	0.7	0.7	—	(0.5)	0.2
Ceded
New	(2.5)	—	—	(2.5)	(2.2)	(0.1)	—	(2.3)	(0.3)	0.1	—	(0.2)
Renewal	(0.4)	(3.5)	(0.3)	(4.2)	(0.3)	(3.5)	(0.1)	(3.9)	(0.1)	—	(0.2)	(0.3)
Total	(2.9)	(3.5)	(0.3)	(6.7)	(2.5)	(3.6)	(0.1)	(6.2)	(0.4)	0.1	(0.2)	(0.5)
Net
New	18.7	0.1	—	18.8	8.3	0.1	—	8.4	10.4	—	—	10.4
Renewal	12.0	11.0	(0.1)	22.9	11.0	10.6	0.6	22.2	1.0	0.4	(0.7)	0.7
Total	$30.7	$11.1	$(0.1)	$41.7	$19.3	$10.7	$0.6	$30.6	$11.4	$0.4	$(0.7)	$11.1

          Worksite net new premiums increased $10.4 million, or 125.3%, to $18.7 million for the three months ended June 30, 2007, from $8.3 million for the three months ended June 30, 2006, due to increased sales volumes. The primary driver of this increase was new stop loss premium generated by the new KMG America sales force, which represents $14.6 million of direct new premiums, offset by $1.7 million of ceded new premiums. In order to address the imbalance in its overall new sales mix, which has a disproportionate concentration of stop loss business, the Company has restructured the sales incentive compensation plan for its sales organization with increased incentives for sales of core group life/disability and voluntary benefit products. Additionally, the Company is limiting new sales of stop loss by means of pricing new business at a higher expected profit margin and a requirement that sales of stop loss be packaged with other products. Net renewal premiums increased $1.0 million or 9.1% as a result of the assumption of a block of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company.

          Senior market net new premiums, composed of long term care policies, remained unchanged at $0.1 million for the three months ended June 30, 2007, and 2006, respectively. The Company ceased actively underwriting new long term care policies after December 31, 2005.Net renewal premiums increased 3.8% to $11.0 million, representing premiums from the insurance in force created by prior year sales.

          Acquired business premiums decreased $0.7 million, or 116.7%, to $(0.1) million for the three months ended June 30, 2007, from $0.6 million for the three months ended June 30, 2006. We have not acquired any blocks of business since 1999 and a significant portion of the decline is a result of policy lapses. In the current quarter, an estimated refund due to a reinsurance carrier of $0.3 million was accrued in relation to possible adjustments needed for previously settled billings. In addition, experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $2.3 million for the three months ended June 30, 2007, from $2.0 million for the three months ended June 30, 2006.

Net Investment Income

          Net investment income increased $0.8 million, or 10.5%, to $8.4 million for the three months ended June 30, 2007, from $7.6 million for the three months ended June 30, 2006. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the three months ended June 30, 2007, occurred primarily as a result of an additional $35.0 million of cash and invested assets generated through the issuance of junior subordinated debt, as described in Note 8. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

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

Commission and Fee Income

          Commission and fee income remained constant at $4.1 million for the three months ended June 30, 2007 and 2006, respectively. Most of the commission and fee income was from administrative fees relating to third-party administration, and the volume of business in force is relatively flat compared to 2006 levels.

Realized Investment Gains and Losses

          Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the three months ended June 30, 2007, increased by $0.3 million to $0.2 million, from $(0.1) million for the three months ended June 30, 2006, due primarily to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

          Other income increased $0.3 million, or 33.3%, to $1.2 million for the three months ended June 30, 2007, from $0.9 million for the three months ended June 30, 2006, reflecting increased administrative fees for the issuance of universal life products, increased commission and expense allowances from reinsurance companies generated from an increase in renewal ceded premiums, and a payment received as part of WorldCom’s settlement with former bond holders.

Benefits and Expenses

          Total benefits and expenses increased $12.3 million, or 29.5%, to $54.0 million for the three months ended June 30, 2007, from $41.7 million for the three months ended June 30, 2006. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

          Benefit reserves as reported are shown after conversion to a GAAP purchase accounting basis. Prior to the quarter ending June 30, 2006, this conversion was based on an adjustment to benefit reserves developed on a historical GAAP basis. Effective June 30, 2006, a change in methodology was implemented whereby the benefit reserves began to be developed directly on a purchase GAAP basis. The change to seriatim developed reserves had no material impact on income but does have an impact on the balance sheet on a segment by segment basis. This balance sheet impact is further discussed in Note 10 (Business Segments).

          Policyholder benefits increased $10.7 million, or 43.9%, to $35.1 million for the three months ended June 30, 2007, from $24.4 million for the three months ended June 30, 2006. This produced a benefits to premium ratio of 84.1% for the three months ended June 30, 2007, compared to 79.5% for the three months ended June 30, 2006.

          Worksite marketing policyholder benefits increased $17.1 million, or 231.1%, to $24.5 million for the three months ended June 30, 2007, from $7.4 million for the three months ended June 30, 2006. This produced benefits to premium ratios of 79.8% for the three months ended June 30, 2007, compared to 38.3% for the three months ended June 30, 2006. The ratio in 2006 was deflated due to the conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $6.3 million. The three months ended June 30, 2006 benefits to premium ratio adjusted would be 70.7% without the reserve conversion impact.

          The Company began writing annually renewable stop loss business in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known. As experience has emerged, the Company has recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. As a result of the new data the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these actions, the Company believes its current claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

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

          Senior market policyholder benefits decreased $38.1 million, or 81.4%, to $8.7 million for the three months ended June 30, 2007, from $46.8 million for the three months ended June 30, 2006. This produced benefits to premium ratios of 78.8% for the three months ended June 30, 2007, compared to 436.8% for the three months ended June 30, 2006. The benefits to premium ratio decreased primarily as a result of the 2006 conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in increased benefits of $37.5 million. The three months ended June 30, 2006 benefits to premium ratio adjusted would be 86.6% without the reserve conversion impact. The second quarter of 2006 had some large increases in open claims that have not been repeated in the second quarter of 2007, which accounts for the improved benefits ratio.

          Acquired business policyholder benefits increased $31.6 million, to $1.8 million for the three months ended June 30, 2007, from $(29.8) million for the three months ended June 30, 2006. Benefits to premium ratios do not provide meaningful information in this segment without first adjusting for certain routine items that have no impact on net income but have significant impact on the benefit ratios. Experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $2.3 million for the three months ended June 30, 2007, from $2.0 million for the three months ended June 30, 2006. In addition, the 2006 conversion to Purchase GAAP seriatim reserve factors from the aggregate method resulted in decreased benefits of $31.2 million. Also, in the second quarter of 2007, an estimated refund due to our reinsurance carrier of $0.3 million was accrued in relation to possible adjustments needed for previously settled billings. Excluding the effects of these items, the comparable benefit ratios are 186.8% for the three months ended June 30, 2007 and 174.9% for the three months ended June 30, 2006. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves.

Insurance Commissions

          Commission expenses increased $1.1 million, or 37.9%, to $4.0 million for the three months ended June 30, 2007, from $2.9 million for the three months ended June 30, 2006. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of stop loss products.

General Insurance Expenses

          General insurance expenses decreased $0.1 million, or 1.0%, to $11.2 million for the three months ended June 30, 2007, from $11.3 million for the three months ended June 30, 2006. Increases were created by interest on the junior subordinated debt of $0.7, offset somewhat by a $0.4 million decrease in legal expenses related to litigation.

          Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

          Insurance taxes, licenses and fees increased $0.6 million, or 46.2%, to $1.9 million for the three months ended June 30, 2007, from $1.3 million for the three months ended June 30, 2006. Employment taxes and additional premium taxes due to increased premiums account for the increase.

Amortization of DAC and VOBA

          First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $4.9 million and $3.9 million for the three months ended June 30, 2007 and 2006, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

          The amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) remained constant at $1.1 million for the three months ended June 30, 2007 and 2006, respectively.

Provision for Income Taxes

          Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the three months ended June 30, 2007 and 2006 were 65.0 % and 34.0%, respectively. The variation in these rates is due to a valuation allowance of $0.4 million that has been established during the current quarter.

Under SFAS No. 109, management must provide a valuation allowance for any deferred tax amounts that it believes are uncertain to be realized. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company deemed it appropriate to establish a valuation allowance of $0.4 million which represents the portion of the deferred tax asset that was generated by net operating losses at the holding company during the current quarter.

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

          On March 22, 2007, KMG America completed the issuance and sale in a private placement of $35,000,000 in aggregate principal amount of trust preferred securities (the “Trust Preferred Securities”) issued by the Company’s newly-formed subsidiary, KMG Capital Statutory Trust I, a Delaware statutory trust (the “Trust”). The Trust Preferred Securities will mature on March 15, 2037, may be called at par by the Company any time after March 15, 2012, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Distributions are payable quarterly at a fixed interest rate equal to 8.02% per annum through March 15, 2012, and then will be payable at a floating interest rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 310 basis points per annum. The Trust simultaneously issued one of the Trust’s common securities

(the “Common Securities”) to the Company for a purchase price of $1,083,000, which constitutes all of the issued and outstanding common securities of the Trust.

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

          On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note that was issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of June 30, 2007, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an interest rate of 6.57%.

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

          On May 7, 2007, the Company publicly announced that it had retained Keefe, Bruyette & Woods, Inc., an investment banking firm, to advise management and the Board of Directors regarding strategic alternatives, including the possible sale or merger of the Company. The process is underway and advanced negotiations are occurring. There can be no assurance that this process will result in a sale or merger of the Company, or if a sale or merger is undertaken, the potential terms or timing of the transaction. The Company does not intend to publicly disclose updates or developments in its strategic alternatives process until such time as the Company enters into a definitive agreement with a third party in connection with a transaction or terminates the strategic alternatives process.

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

The table below shows the Company’s net cash flows in the indicated periods (dollars in thousands):

Net cash provided by (used in)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Operating activities	$13,384.5	$(509.9)
Investing activities	(44,415.0)	(25,126.7)

Financing activities	36,083.0	—

Net change in cash	$5,052.5	$(25,636.6)

          Cash Flows for the Six Months Ended June 30, 2007 and 2006. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

          As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

          Other changes in cash flows for the six months ended June 30, 2007 and June 30, 2006, are as follows:

We held approximately $21.7 million in cash and cash equivalents at December 31, 2006, primarily consisting of investments in short term commercial paper. We also had $36.1 million net cash provided from financing activities as the result of the issuance of subordinated debt securities discussed previously in the Liquidity and Capital Resources section. We invested a significant portion of these funds in longer term securities, resulting in the net cash outflow from investing activities of $44.4 million for the six months ended June 30, 2007. This produced a corresponding increase in invested assets.

          Other assets decreased by $0.3 million in the six months ended June 30, 2007 primarily as a result of fluctuations in claims reimbursements due from self funded Administrative Services Only (“ASO”) clients. These claims are not actually disbursed until receipt of these funds, so there is nothing at risk with these assets, and fluctuations from day to day are typical.

          Accounts payable and accrued expenses increased $1.7 million in the six months ended June 30, 2007, compared to a decrease of $2.4 million in the six months ended June 30, 2006 due to fluctuations in our reinsurance settlements payable.

          Federal income tax recoverable remained constant from the December 31, 2006 balance. The deferred tax asset decreased by $6.3 million and the deferred tax liability decreased by $4.8 million. The combination of these items resulted in a net decrease in tax assets of $1.5 million, inclusive of an increase of $4.3 million related to the change in fair market value of invested assets. Exclusive of the change relating to the increase in fair market value, the net deferred tax asset decreased by $5.9 million, which consists of tax credits on current year losses offset by the $7.2 valuation allowance discussed in the provision for income taxes section of this document.

          Investments

          The following table summarizes the unrealized gains and losses in our investment portfolio as of June 30, 2007.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities at June 30, 2007:
U.S. Treasuries	$7,799,687	$—	$260,686	$7,539,001
U.S. Government Agencies	19,472,446	—	577,154	18,895,292
States and Political Subdivisions	13,384,428	28,397	510,012	12,902,813
Foreign Bonds	38,383,380	47,014	1,983,500	36,446,894
Corporate Bonds	240,776,982	374,188	11,888,471	229,262,699
Mortgage/Asset-Backed Securities	224,655,208	102,120	7,398,159	217,359,169
Preferred Stocks—Redeemable	29,411,087	10,627	1,191,778	28,229,936

Subtotal, Fixed Maturity Securities	$573,883,218	$562,346	$23,809,760	$550,635,804
Equity Securities	156,840	—	1,700	155,140

Securities Available For Sale	$574,040,058	$562,346	$23,811,460	$550,790,944

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

          The substantial majority of our unrealized losses at June 30, 2007, can be attributed to increases in interest rates that caused the value of the fixed income securities in our investment portfolio to decrease.

	Number of Issues	Aggregate Unrealized Loss	Aggregate Estimated Fair Value

		(in thousands)
Securities at a loss for 12 months or less	226	$9,006.1	234,269.5
Securities at a loss for more than 12 months	327	$14,805.4	266,724.9

          Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized loss relative to cost and have concluded that these securities have not experienced any other than temporary impairment. Factors considered in making this evaluation included issue specific drivers of the decrease in price, near term prospects of the issuer, the length of time and degree of volatility of the depressed value, and the financial condition of the industry. Based on this review, no unrealized losses were considered to be other than temporary during the six months ended June 30, 2007.

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

          Reserves

          The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	As of June 30, 2007	As of December 31, 2006

	(dollars in thousands)
Life and annuity reserves	$248,957.7	$252,658.2
Accident and health reserves	309,500.4	294,581.0
Policy and contract claims	27,198.4	14,530.8
Other policyholder liabilities	10,815.8	10,594.2

Total policy liabilities	$596,472.3	$572,364.2

          Life and annuity reserves decreased by $3.7 million, or 1.5%, to $249.0 million as of June 30, 2007, from $252.7 million as of December 31, 2006. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999, and therefore represents a significant portion of the decrease in reserves for the six months ended June 30, 2007. Accident and health reserves increased by $14.9 million, or 5.1%, to $309.5 million as of June 30, 2007 from $294.6 million as of December 31, 2006. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care renewal premiums received. Policy and contract claims, which represent liabilities for actual claims incurred, increased by $12.7 million, or 87.6%, to $27.2 million as of June 30, 2007 from $14.5 million as of December 31, 2006. This primarily represents the significant increase in new premiums in the stop loss book of business, combined with higher anticipated claims described below.

          After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge in the first quarter of 2007 for increased claims and reserves that reflects recent experience on stop loss cases. The Company began writing annually renewable stop loss insurance in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to a lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

          As experience emerged, the Company recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of the new data the Company has concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these actions, the Company believes its June 30, 2007 claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

          Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, increased by $0.2 million, or 1.9%, to $10.8 million as of June 30, 2007 from $10.6 million as of December 31, 2006.

          The following table sets forth reinsurance recoverables by category as of the dated indicated:

	As of June 30, 2007	As of December 31, 2006

	(dollars in thousands)
Ceded future policyholder benefits and expense	$88,485.0	$86,296.1
Ceded claims and benefits payable	3,651.9	2,795.1

Reinsurance recoverables	$92,136.9	$89,091.2

          Reinsurance recoverables increased by $3.0 million, or 3.4%, to $92.1 million as of June 30, 2007, from $89.1 million as of December 31, 2006. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care and excess risk business reinsured.

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

          Forward-Looking Statements

          Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result”, “expected to”, “will continue”, “is anticipated”, “estimated”, “project”, “believe”, “expect” and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: the results of the strategic alternatives review process that the Company is presently conducting; competitive products and pricing; fluctuations in demand; possible recessionary trends in the United States economy; governmental policies and regulations; interest rates; risks disclosed in Part I Item 1A to Annual Report of Form 10-K for the year ended December 31, 2006 and in Part II Item 1A to our Quarterly Report on From 10-Q for the quarter ended March 31, 2007; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          The disclosure made in Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discusses certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

          As of June 30, 2007, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and subsequently updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the annual meeting of the shareholders on May 3, 2007, the shareholders voted upon nominees for election to the Board of Directors as Class III directors to serve three year terms expiring at the 2010 annual meeting of shareholders. Each of the two nominees was elected. The following is a summary of the votes cast:

	Number of Shares For	Number of Shares Withheld

Kenneth U. Kuk	19,730,179	1,370,792
John H. Flittie	19,108,427	1,992,544

          There were no abstentions or broker non-votes.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KMG AMERICA CORPORATION
(Registrant)

Date: August 9, 2007	By:	/s/ Scott H. DeLong III

Name: Scott H. DeLong III
Title: Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2007	By:	/s/ Robert E. Matthews

Name: Robert E. Matthews
Title: Executive Vice President, Chief Financial Officer & Treasurer of Kanawha Insurance Company
(Principal Accounting Officer)