Form 10-Q
period 2007-09-30
KMG America CORP
filed 2007-11-08
CIK 1299210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of November 2, 2007, the number of shares of Common Stock outstanding was 22,215,912.

ITEM NO.	PAGE NO.

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	1

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	3

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4. CONTROLS AND PROCEDURES	47

PART II. OTHER INFORMATION	48

ITEM 1. LEGAL PROCEEDINGS	48

ITEM 1A. RISK FACTORS	48

ITEM 6. EXHIBITS	50

SIGNATURES	51

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006

	(unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost of $579,285,170 and $531,477,537 as of September 30, 2007 and December 31, 2006, respectively)	$558,748,577	$520,624,942
Equity securities available for sale, at fair value (cost of $10,000 and $101,945 as of September 30, 2007 and December 31, 2006, respectively)	6,700	103,545
Mortgage loans	11,991,418	13,921,019
Policy loans	17,435,734	18,163,223
Other investments	5,942,669	5,523,232

Total investments	594,125,098	558,335,961

Cash and cash equivalents	21,595,623	21,744,137
Investment in subsidiary	1,083,000	—
Reinsurance balances recoverable	92,590,426	89,091,232
Accrued investment income	7,112,084	6,502,801
Real estate and equipment (net of accumulated depreciation of $5,401,797 and $3,652,073 as of September 30, 2007 and December 31, 2006, respectively)	16,591,975	15,068,506
Federal income tax recoverable	4,690,803	5,111,539
Deferred income tax asset	254,927	6,578,604
Amounts due from reinsurers	4,256,449	2,906,176
Deferred policy acquisition costs	39,138,888	28,453,929
Value of business acquired	68,674,019	70,766,211
Other assets	27,643,171	27,154,750

Total assets	$877,756,463	$831,713,846

KMG AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006

	(unaudited)
Liabilities and shareholders’ equity
Liabilities:
Policy and contract liabilities:
Life and annuity reserves	$246,257,909	$252,658,190
Accident and health reserves	320,495,627	294,581,002
Policy and contract claims	22,077,067	14,530,782
Other policyholder liabilities	10,673,533	10,594,225

Total policy and contract liabilities	599,504,136	572,364,199

Accounts payable and accrued expenses	29,745,593	24,497,525
Taxes, other than federal income taxes	1,088,269	1,037,508
Federal income taxes accrued	191,087	523,889
Deferred income taxes	10,536,857	14,735,262
Liability for benefits for employees and agents	6,353,669	5,847,970
Funds held in suspense	3,238,450	4,832,579
Notes payable	14,000,000	14,000,000
Interest payable on note	26,289	50,350
Subordinated debt securities	36,083,000	—
Interest payable on subordinated debt	120,577	—
Other liabilities	1,609,730	1,773,077

Total liabilities	702,497,657	639,662,359

Shareholders’ equity:
Common Stock, par value $0.01 per share, 75,000,000 shares authorized and 22,215,949 and 22,211,589 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	222,159	222,116
Paid-in capital	188,714,187	189,150,959
Retained earnings	1,644,760	11,702,929
Accumulated other comprehensive loss	(15,322,300)	(9,024,517)

Total shareholders’ equity	175,258,806	192,051,487

Total liabilities and shareholders’ equity	$877,756,463	$831,713,846

See accompanying notes.

KMG AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Insurance premiums	$40,145,423	$34,235,437	$121,748,545	$94,708,120
Net investment income	8,728,985	7,452,344	24,982,269	22,277,524
Commission and fee income	3,604,773	4,017,003	11,844,396	12,353,612
Realized investment gains	422,915	6,789	613,739	102,853
Other income	1,072,863	1,274,941	3,325,496	3,183,821

Total revenues	53,974,959	46,986,514	162,514,445	132,625,930

Benefits and expenses:
Policyholder benefits	35,875,050	26,185,612	108,472,280	73,912,980
Insurance commissions, net of deferrals	3,928,903	3,246,059	12,102,549	9,151,335
General insurance expenses, net of deferrals	10,399,741	10,836,365	33,739,077	33,019,337
Insurance taxes, licenses and fees	1,265,939	1,288,532	4,741,486	4,095,905
Depreciation and amortization	755,461	633,920	2,224,748	1,905,279
Amortization of deferred policy acquisition costs and value of business acquired	1,974,534	1,681,208	5,163,787	4,014,551

Total benefits and expenses	54,199,628	43,871,696	166,443,927	126,099,387

Income (loss) before income taxes	(224,669)	3,114,818	(3,929,482)	6,526,543
Provision for income taxes	(129,355)	(1,089,138)	(6,128,687)	(2,247,633)

Net income (loss)	$(354,024)	$2,025,680	$(10,058,169)	$4,278,910

Net income (loss) per share:
Basic	$(0.02)	$0.09	$(0.45)	$0.19

Diluted	$(0.02)	$0.09	$(0.45)	$0.19

Weighted-average shares outstanding:
Basic	22,216,290	22,206,893	22,214,005	22,180,730

Diluted	22,216,290	22,207,981	22,214,005	22,198,708

See accompanying notes.

KMG AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Operating Expenses
Net (loss) income	$(10,058,169)	$4,278,910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,609,276	3,442,627
Policy acquisition costs deferred	(13,756,554)	(12,685,925)
Amortization of deferred policy acquisition costs and value of business acquired	5,163,787	4,014,550
Realized investment losses (gains), net	(613,739)	(102,853)
Deferred income tax expense	5,516,387	2,204,053
Changes in operating assets and liabilities:
Investment in subsidiary	(1,083,000)	—
Reinsurance balances recoverable	(3,499,194)	(9,743,720)
Accrued investment income	(609,283)	(504,574)
Federal income tax recoverable	420,736	—
Other assets	(488,421)	(2,308,758)
Amounts due from reinsurers	(1,350,273)	(140,837)
Policy and contract liabilities	27,139,937	19,968,159
Accounts payable and accrued expenses	5,248,068	2,246,567
Notes payable	—	(1,479,833)
Interest payable	96,516	569,661
Stock-based compensation expense	(436,729)	999,868
Taxes, other than federal income taxes	50,761	102,494
Federal income taxes accrued	(332,802)	—
Funds held in suspense	(1,594,129)	(673,578)
Liability for benefits for employees and agents	505,699	(144,643)
Other liabilities	(163,347)	132,074

Net cash provided by (used in) operating activities	13,765,527	10,174,242
Investing activities
Securities available for sale:
Sales	15,940,725	21,265,460
Maturities, calls and redemptions	21,625,299	25,181,535
Purchases	(86,946,962)	(79,884,792)
Repayments of mortgage loans	1,929,601	3,186,698
Decrease in policy loans, net	727,489	2,699,934
Purchases of real estate, property and equipment	(3,273,193)	(3,935,325)

Net cash (used in) investing activities	(49,997,041)	(31,486,490)

Financing activities
Issuance of subordinated debt securities	36,083,000	—

Net cash provided by (used in) financing activities	36,083,000	—

Net increase (decrease) in cash and cash equivalents	(148,514)	(21,312,248)
Cash and cash equivalents at beginning of period	21,744,137	32,582,964

Cash and cash equivalents at end of period	$21,595,623	$11,270,716

Supplemental disclosures of cash flow information
Federal income taxes paid	$524,367	$—

See accompanying notes.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

          On September 7, 2007, the Company and Humana Inc. (“Humana”) entered into an Agreement and Plan of Merger, dated September 7, 2007 (the “Merger Agreement”), by and among the Company, Humana and Hum VM, Inc., a wholly-owned subsidiary of Humana (the “Merger Sub”). Under the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Humana. At the effective time of the Merger (“the Effective Time”), each outstanding share of Company common stock will be converted into the right to receive $6.20 in cash, without interest.

          To induce Humana to execute the Merger Agreement, the Company entered into employment letter agreements (the “New Employment Agreements”) with Kenneth U. Kuk, the Company’s Chairman, President and Chief Executive Officer, Paul F. Kraemer, the Company’s Senior Vice President of Sales, Paul P. Moore, the Company’s Senior Vice President of Sales and three other executive officers. Such executives’ current employment agreements with the Company will remain in full force and effect until the Effective Time of the Merger. At the Effective Time of the Merger, the executives’ current employment agreements will terminate and the New Employment Agreements will govern the executives’ employment with the Company from and after the Effective Time.

          Each outstanding option to purchase shares of Company common stock has an exercise price per share that is greater than $6.20, and will be canceled without consideration at the Effective Time of the Merger. Each outstanding restricted share of Company common stock will be vested immediately prior to the Effective Time of the Merger and will be eligible to receive the $6.20 per share merger consideration. To limit the Company’s compensation expense in its third quarter 2007 financial statements, on September 30, 2007, the Company and certain of its executive officers agreed to cancel 1,389,925 options held by such executives for no consideration.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

There is no agreement between the option holders and the Company to reissue such options if the Merger is not completed.

          The Merger was unanimously approved by the boards of directors of the Company and Humana. The Merger is subject to customary closing conditions, including the approval by the Company’s shareholders and the receipt of governmental and regulatory approvals, including the approval of the South Carolina Department of Insurance. On October 5, 2007, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Merger. The Company has scheduled November 16, 2007, as the date of the special meeting of shareholders to vote on the Merger, and the close of business on October 12, 2007, has been set as the record date for the meeting. Shareholders of record as of the close of business on the record date will be entitled to vote at the meeting. The closing of the Merger is expected to occur late in the fourth quarter of 2007, possibly as early as November 30, 2007. There can be no assurance that the Merger Agreement and the Merger will be approved by the Company’s shareholders, and there can be no assurance that the other conditions to the completion of the proposed merger will be satisfied. If the proposed merger is not completed, there can be no assurance that a comparable transaction could be achieved.

2.	Significant Accounting Policies

          Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

          Real Estate and Equipment

          Company-occupied real estate, primarily buildings, is carried at cost less accumulated depreciation and is depreciated principally by the straight-line method over estimated useful lives generally ranging from 15 to 30 years. Equipment is stated at cost, less accumulated depreciation, and depreciated principally by the straight-line method over their estimated useful lives, generally 3 to 5 years.

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

          Impairment of Long-Lived Assets

          Long-lived assets include property and equipment, other intangible assets, systems development and other deferred costs and other assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the carrying amount of the related asset is recoverable. To the extent these projections indicate that future undiscounted net cash flows are not sufficient to recover the carrying amounts of the related assets, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. In the opinion of management, the Company’s long-lived assets are appropriately valued at September 30, 2007 and December 31, 2006.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

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

          Benefit reserves as reported are shown on a GAAP basis with appropriate purchase accounting adjustments to reflect the fair value of the policy liabilities at the time of the acquisition. This means that the experience assumptions (e.g., premium rates and projected rate increases, interest rates, mortality, morbidity, persistency, administrative expenses, etc.) underlying the derivation of such benefit reserves were determined as of the date of the acquisition of Kanawha. Prior to June 30, 2006, the approach was based on aggregate projection models that were used to calculate reserves. An aggregate projection modeling approach is commonly used following an acquisition to establish reserve balances for insurance companies prior to developing policy by policy (seriatim) calculations. This type of refinement is contemplated by SFAS 141. Effective June 30, 2006, a refinement in the process was implemented whereby the reserves are now being developed on a policy by policy (seriatim) basis. The refinement of the approach to use seriatim developed reserves had no material impact on total company income but had an impact on the balance sheet on a segment by segment basis.

          Using the aggregated projection model, the reserve valuation method and experience assumptions were applied to aggregate projected data (a simplified but representative model was used to simulate the entire range of ages at issue, policy duration, amounts of insurance, etc.) for various insurance product types (similar product types were grouped into one representative product). Using the seriatim model, the same underlying reserve valuation method and experience assumptions were applied to actual data for each policy such as the type of plan, age of insured and amount of insurance. This consistency in reserve valuation methods and experience assumptions is required by SFAS 60. The effect on total benefit reserves of the various experience assumptions can only be approximated in the aggregate model. It is only in the detailed policy by policy calculations that the actual effect over time of the experience assumptions is known. The analysis involved in deriving the seriatim reserve factors provided information not previously available as to how the actual reserves would emerge over time when all such assumptions are taken into account. This new information results in a better allocation of the total fair value of the benefit reserves.

          This seriatim approach was not implemented in prior quarters because it took a considerable amount of time to complete the substantial volume of calculations that were required to produce reserve factors that varied by, among other things, plan, gender, issue age, duration, and smoker status. The benefit reserve factors that were developed were for long term, level premium products subject to SFAS 60. As such, complete sets of factors for all products were needed. The significant staffing and financial constraints faced as a small start-up company also contributed to the amount of time it took to complete that effort.

          Because the detailed data in the seriatim valuation was not informative or useful until the model was completed, it became new information when such calculations were completed. Accordingly, using the refined seriatim valuation to produce such new information constituted a change in accounting estimate under SFAS 154 and was properly accounted for in the period of the change. Under this accounting principle a restatement of prior periods was not permitted.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

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

          During the nine months ended September 30, 2007, we recorded accruals totaling $0.66 million for estimated refunds due to one of our reinsurance carriers to correct for calculation errors in settled billings relating to prior periods. Of this accrual, $0.36 million was recorded in the three months ended September 30, 2007. We have determined that, in accordance with APB 28, Interim Financial Reporting paragraph 29, this out of period correction is not material to either the current or prior years’ balance sheets or statements of income.

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

          Realized Capital Gains (Losses)

          Realized capital gains and losses are reported in the income statement on a pretax basis in the period that the asset giving rise to the gain or loss is sold. Impairment write downs are recorded when there has been a decline in value deemed other than temporary, in which case the write down for such impairments is charged to income.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

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

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value to any new circumstances. Under FAS No. 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop such assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS No. 157 also requires separate disclosure of fair value measurements by level within the hierarchy and expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of adoption of FAS No. 157.

          In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 and has determined that there is no material impact on its financial statements upon adoption.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

statements is not permitted. The Company adopted SOP 05-1 effective January 1, 2007 and determined that there was no material financial impact on its financial statements upon adoption.

3.	Investments

          Aggregate amortized cost, aggregate fair value and gross unrealized gains and losses of investments in fixed maturity and equity securities are summarized in the following table.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities at September 30, 2007:
Fixed maturity securities	$579,285,170	$1,315,437	$21,852,030	$558,748,577
Equity securities	10,000	—	3,300	6,700

Securities available for sale	$579,295,170	$1,315,437	$21,855,330	$558,755,277

4.	Statutory Financial Information

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

          Defined Benefit Retirement Plan

          As of the dates indicated, the net periodic retirement benefit cost of the Company’s defined benefit pension plan for the quarters presented included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$—	$47,778	$—	$143,334
Interest cost	240,000	232,510	720,000	697,530
Expected return on plan assets	(360,000)	(309,641)	(1,080,000)	(928,923)
Amortization of transition liability	—	362	—	1,086
Recognized net actuarial loss	50,000	52,646	150,000	157,938

Net periodic benefit cost	$(70,000)	$23,655	$(210,000)	$70,965

Curtailment Expense	$—	—	$—	120,170

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

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

          The curtailment expense recognized as a result of the plan freeze was $120,170 for the nine months ended September 30, 2006.

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

          KMG America 2004 Equity Incentive Plan

          The KMG America 2004 Equity Incentive Plan was established in 2004 and amended in 2006 with 2,827,500 shares of KMG America common stock reserved for issuance under the Plan. Through September 30, 2007, net of forfeitures, 144,308 shares of Company common stock have been granted which generally vest with respect to one-fourth of the shares granted on each of the first, second, third, and fourth anniversaries of the date of grant. To date, 61,274 shares of Company common stock granted are fully vested. Also, through September 30, 2007, net of forfeitures, options to purchase 431,000 shares of Company common stock have been issued which generally vest with respect to one-fourth of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant.

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

          Each outstanding option to purchase shares of Company common stock has an exercise price per share that is greater than $6.20, and will be canceled without consideration at the Effective Time of the Merger. Each outstanding restricted share of Company common stock will be vested immediately prior to the Effective Time of the Merger and will be eligible to receive the $6.20 per share merger consideration. To limit the Company’s compensation expense in its third quarter 2007 financial statements, on September 30, 2007, the Company and certain of its executive officers agreed to cancel 1,389,925 options held by such executives for no consideration. These cancellations created stock option compensation expense credits of $1.2 million for the three months ended September 30, 2007 and $0.7 million for the nine months ended September 30, 2007. There is no agreement between the option holders and the Company to reissue such options if the Merger is not completed.

          The Company adopted SFAS 123(R) as of January 1, 2006. Below is the presentation of our employee and director stock options and common stock grants under the fair value method.

          Common Stock Grants

          The activity related to the common stock grants is set forth below:

	Common Stock Grants Outstanding		Weighted Average Grant Date Fair Value Per Share of Common Stock Grants Outstanding

	Nonvested	Vested	Nonvested	Vested

Outstanding as of December 31, 2006	114,042	25,906	8.29	8.45
Granted	—	6,669	—	6.56
Vested	(28,699)	28,699	8.26	8.26
Forfeited	(2,309)	—	8.44	—

Outstanding as of September 30, 2007	83,034	61,274	8.30	8.16

          Stock Options

          Black-Scholes option-pricing model assumptions used:

Average Risk-free Interest Rate	4.54%
Expected Dividend Yield	—
Expected Volatility	20.0%
Expected Life (years)	5

          The activity related to the stock options is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)

Outstanding as of December 31, 2006	1,913,425	9.16
Granted	10,000	8.74
Exercised	—	—
Forfeited	(1,492,425)	9.28

Outstanding as of September 30, 2007	431,000	8.76	1,046,387	8.34

Exercisable as of September 30, 2007	135,500	8.90	327,959	7.94

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

          The following table sets forth share-based compensation and the related tax benefit:

Nine Months Ended September 30, 2007

Total Share-Based Compensation
Included in loss before income taxes	$(436,729)
Included in net loss, net of tax effects	$(283,874)
Excess tax benefits related to options exercised	$—
Excess tax benefits related to share-based compensation(1)	$—

(1) Represents the tax benefit, recognized in additional paid-in-capital for stock options exercised.

          As of September 30, 2007, there was $1,178,519 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.

6.	Comprehensive Income (Loss)

          Total comprehensive income (loss) for the nine months ended September 30, 2007 and 2006 was ($16,355,952) and $1,483,867, respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of $(6,297,783) and $(2,795,043), respectively.

          Total comprehensive income (loss) for the three months ended September 30, 2007 and 2006 was $1,406,970 and $13,243,352, respectively. The difference between comprehensive income and net income for these periods was unrealized investment gains (losses) of $1,760,994 and $11,217,672, respectively.

On December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Upon adoption, we recorded a $1,971,370 reduction in comprehensive income on our consolidated balance sheet as of December 31, 2006. However, the cumulative effect of change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income. As of December 31, 2006, we reported total comprehensive income of $3,189,482. With this revised presentation, total comprehensive income would have been $5,160,852 as of December 31, 2006. This revised presentation will be reflected in our Annual Report on Form 10-K as of December 31, 2007.

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

          As previously disclosed by the Company, on May 4, 2007, the Company entered into a settlement agreement with ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York (“ReliaStar”) to settle litigation ReliaStar brought against the Company, Kanawha, and the following officers of the Company: Kenneth U. Kuk; Paul F. Kraemer; Paul P. Moore; Thomas J. Gibb; Scott H. DeLong III; and Thomas D. Sass. The complaint and amended complaint filed by ReliaStar alleged claims of misappropriation of trade secrets, conversion, tortious interference with business and employment relationships, breach of fiduciary duties, breach of contract, unfair competition, interference with contractual relationships, civil conspiracy, fraudulent misrepresentation and civil theft. Pursuant to the settlement agreement, the Company made a cash payment of $825,000 to ReliaStar in settlement of all claims, ending the litigation. The insurance carrier for the Company’s primary directors and officers insurance policy previously informed the Company that it was willing to provide reimbursement for a portion of the amount paid by the Company in settlement of the litigation. The Company views the amount offered by the insurance carrier to be insufficient. Moreover, during the course of the litigation, the insurance carrier made various deductions from its reimbursements to the Company for the legal fees expended by

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

the Company. The Company will make a good faith effort to reach an agreement with the insurance carrier relating to the insurance carrier’s contribution to the settlement and the insurance carrier’s payments for the legal fees incurred by the Company throughout the duration of the litigation. At the present time, it is unclear whether the Company will be able to reach a satisfactory arrangement with its primary directors and officers liability carrier. If it is not able to do so, the Company intends to pursue additional reimbursement from the insurance carrier under the insurance policy. The Company has not recorded a gain contingency relating to this transaction.

8.	Debt and Other Obligations

          Wachovia Credit Agreement.

          On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note that was issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of September 30, 2007, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an interest rate of 6.76%.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

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

          The actual effective rate for the nine months ended September 30, 2007 varies from the expected statutory rate of approximately 35% primarily as a result of the establishment of a $7.6 million valuation allowance to offset the portion of the deferred tax asset relating to the holding company. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company has deemed it appropriate to establish the valuation allowance. The Company intends to continue to evaluate tax planning strategies to utilize the operating losses prior to their expiration.

          The Company had no interest and penalties for the nine months ended September 30, 2007 and no amounts were accrued. To the extent the Company incurred interest and penalties, such amounts would be recognized in provision for income taxes. For KMG America’s subsidiaries, tax years 2002 through 2006 are subject to examination by the Internal Revenue Service. There are no income tax examinations currently in process. The Company has no unrecognized tax positions at September 30, 2007 and expects no material change in its unrecognized tax positions within the next 12 months.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

expenses, primarily costs associated with being a public company, deferred compensation, incentive compensation and stock based compensation, and other non-allocated items such as the costs associated with the litigation with ReliaStar.

          Benefit reserves as reported are shown on a GAAP basis with appropriate purchase accounting adjustments to reflect the fair value of the policy liabilities at the time of the acquisition. This means that the experience assumptions (e.g., premium rates and projected rate increases, interest rates, mortality, morbidity, persistency, administrative expenses, etc.) underlying the derivation of such benefit reserves were determined as of the date of the acquisition of Kanawha. Prior to June 30, 2006, the approach was based on aggregate projection models that were used to calculate reserves. An aggregate projection modeling approach is commonly used following an acquisition to establish reserve balances for insurance companies prior to developing policy by policy (seriatim) calculations. This type of refinement is contemplated by SFAS 141. Effective June 30, 2006, a refinement in the process was implemented whereby the reserves are now being developed on a policy by policy (seriatim) basis. The refinement of the approach to use seriatim developed reserves had no material impact on total company income but had an impact on the balance sheet on a segment by segment basis.

          Using the aggregated projection model, the reserve valuation method and experience assumptions were applied to aggregate projected data (a simplified but representative model was used to simulate the entire range of ages at issue, policy duration, amounts of insurance, etc.) for various insurance product types (similar product types were grouped into one representative product). Using the seriatim model, the same underlying reserve valuation method and experience assumptions were applied to actual data for each policy such as the type of plan, age of insured and amount of insurance. This consistency in reserve valuation methods and experience assumptions is required by SFAS 60. The effect on total benefit reserves of the various experience assumptions can only be approximated in the aggregate model. It is only in the detailed policy by policy calculations that the actual effect over time of the experience assumptions is known. The analysis involved in deriving the seriatim reserve factors provided information not previously available as to how the actual reserves would emerge over time when all such assumptions are taken into account. This new information results in a better allocation of the total fair value of the benefit reserves.

          This seriatim approach was not implemented in prior quarters because it took a considerable amount of time to complete the substantial volume of calculations that were required to produce reserve factors that varied by, among other things, plan, gender, issue age, duration, and smoker status. The benefit reserve factors that were developed were for long term, level premium products subject to SFAS 60. As such, complete sets of factors for all products were needed. The significant staffing and financial constraints faced as a small start-up company also contributed to the amount of time it took to complete that effort. Further, while an acquiring company typically has substantial actuarial resources that would contribute to the process, this was not the case in this situation, where Kanawha’s operations became KMG America’s primary operations.

          Because the detailed data in the seriatim valuation was not informative or useful until the model was completed, it became new information when such calculations were completed. Accordingly, using the refined seriatim valuation to produce such new information constituted a change in accounting estimate under SFAS 154 and was properly accounted for in the period of the change. Under this accounting principle a restatement of prior periods was not permitted.

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

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

          The following represents a summary of the Company’s statements of income and asset composition by reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Worksite Insurance Business
Insurance premiums	$30,131,268	$23,703,164	$90,032,214	$61,535,883
Net investment income	2,258,249	1,868,419	6,483,375	5,226,959
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	179,138	41,139	533,725	137,363

Total revenues	32,568,655	25,612,722	97,049,314	66,900,205
Policyholder benefits	25,061,426	17,043,732	77,068,908	38,043,879
Commissions	2,555,464	1,902,554	7,796,933	4,986,597
Expenses, taxes, fees and depreciation	4,452,893	4,281,888	14,023,173	12,965,899
Amortization of DAC and VOBA	1,949,114	1,138,631	4,646,859	2,442,814

Total benefits and expenses	34,018,897	24,366,805	103,535,873	58,439,189

Income (loss) before Federal income tax	$(1,450,242)	$1,245,917	$(6,486,559)	$8,461,016

Total assets	$187,499,283	$167,949,426	$187,499,283	$167,949,426

Senior Market Insurance Business
Insurance premiums	$10,255,276	$9,901,357	$32,116,386	$31,281,477
Net investment income	2,949,849	2,367,286	8,480,744	5,344,533
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	779,068	825,885	2,339,444	2,394,890

Total revenues	13,984,193	13,094,528	42,936,574	39,020,900
Policyholder benefits	10,020,277	7,432,374	26,509,357	62,729,941
Commissions	1,288,537	1,252,339	4,044,317	3,888,795
Expenses, taxes, fees and depreciation	674,273	714,831	2,220,905	2,213,905
Amortization of DAC and VOBA	273,700	648,242	873,651	1,624,352

Total benefits and expenses	12,256,787	10,047,786	33,648,230	70,456,993

Income (loss) before Federal income tax	$1,727,406	$3,046,742	$9,288,344	$(31,436,093)

Total assets	$279,395,752	$255,012,640	$279,395,752	$255,012,640

Third Party Administration Business
Insurance premiums	$—	$—	$—	—
Net investment income	—	—	—	—
Commissions and fees	3,542,093	3,923,545	11,572,867	12,082,886
Net realized gains	—	—	—	—
Other income	—	504	—	504

Total revenues	3,542,093	3,924,049	11,572,867	12,083,390
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,300,260	3,529,628	10,184,080	10,480,937
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	3,300,260	3,529,628	10,184,080	10,480,937

Income (loss) before Federal income tax	241,833	$394,421	$1,388,787	$1,602,453

Total assets	$9,218,299	$6,689,366	$9,218,299	$6,689,366

KMG AMERICA CORPORATION
NOTES TO CONSOLIDATED FNANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Acquired Business
Insurance premiums	$(241,120)	$630,916	$(400,055)	$1,890,761
Net investment income	1,947,144	1,979,339	5,932,464	6,066,100
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	18,287	15,836	56,199	54,858

Total revenues	1,724,311	2,626,091	5,588,608	8,011,719
Policyholder benefits	793,348	1,709,506	4,894,015	(26,860,840)
Commissions	84,903	91,166	261,299	275,943
Expenses, taxes, fees and depreciation	691,870	594,523	1,880,301	1,795,998
Amortization of DAC and VOBA	(248,280)	(105,665)	(356,723)	(52,615)

Total benefits and expenses	1,321,841	2,289,530	6,678,892	(24,841,514)

Income (loss) before Federal income tax	$402,470	$336,561	$(1,090,284)	$32,853,233

Total assets	$155,524,604	$163,274,384	$155,524,604	$163,274,384

Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	1,573,743	1,237,299	4,085,686	5,639,931
Commissions and fees	62,680	93,458	271,529	270,726
Net realized gains	422,915	6,791	613,739	102,853
Other income	96,370	391,575	396,128	596,205

Total revenues	2,155,708	1,729,123	5,367,082	6,609,715
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,301,844	3,637,946	12,396,852	11,563,780
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	3,301,844	3,637,946	12,396,852	11,563,780

Income (loss) before Federal income tax	$(1,146,136)	$(1,908,823)	$(7,029,770)	$(4,954,065)

Total assets	$246,118,525	$228,986,920	$246,118,525	$228,986,920

Total Company
Insurance premiums	$40,145,423	$34,235,437	$121,748,545	94,708,120
Net investment income	8,728,985	7,452,344	24,982,269	22,277,524
Commissions and fees	3,604,773	4,017,003	11,844,396	12,353,612
Net realized gains	422,915	6,789	613,739	102,853
Other income	1,072,863	1,274,941	3,325,496	3,183,821

Total revenues	53,974,959	46,986,514	162,514,445	132,625,930
Policyholder benefits	35,875,050	26,185,612	108,472,280	73,912,980
Commissions	3,928,903	3,246,059	12,102,549	9,151,335
Expenses, taxes, fees and depreciation	12,421,141	12,758,817	40,705,311	39,020,521
Amortization of DAC and VOBA	1,974,534	1,681,208	5,163,787	4,014,551

Total benefits and expenses	54,199,628	43,871,696	166,443,927	126,099,387

Income (loss) before Federal income tax	(224,669)	$3,114,818	$(3,929,482)	$6,526,543

Total assets	$877,756,463	$821,912,736	$877,756,463	$821,912,736

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Proposed merger. On September 7, 2007, the Company and Humana entered into the Merger Agreement, by and among the Company, Humana and Merger Sub, a wholly-owned subsidiary of Humana. Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Humana. At the Effective Time, each outstanding share of Company common stock will be converted into the right to receive $6.20 in cash, without interest.

          To induce Humana to execute the Merger Agreement, the Company entered into employment letter agreements (the “New Employment Agreements”) with Kenneth U. Kuk, the Company’s Chairman, President and Chief Executive Officer, Paul F. Kraemer, the Company’s Senior Vice President of Sales, Paul P. Moore, the Company’s Senior Vice President of Sales and three other executive officers. Such executives’ current employment agreements with the Company will remain in full force and effect until the Effective Time of the Merger. At the Effective Time of the Merger, the executives’ current employment agreements will terminate and the New Employment Agreements will govern the executives’ employment with the Company from and after the Effective Time.

          Each outstanding option to purchase shares of Company common stock has an exercise price per share that is greater than $6.20, and will be canceled without consideration at the Effective Time of the Merger. Each outstanding restricted share of Company common stock will be vested immediately prior to the Effective Time of the Merger and will be eligible to receive the $6.20 per share merger consideration. To limit the Company’s compensation expense in its third quarter 2007 financial statements, on September 30, 2007, the Company and certain of its executive officers agreed to cancel 1,389,925 options held by such executives for no consideration. There is no agreement between the option holders and the Company to reissue such options if the Merger is not completed.

          The Merger was unanimously approved by the boards of directors of the Company and Humana. The Merger is subject to customary closing conditions, including the approval by the Company’s shareholders and the receipt of governmental and regulatory approvals, including the approval of the South Carolina Department of Insurance. On October 5, 2007, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Merger. The Company has scheduled November 16, 2007, as the date of the special meeting of shareholders to vote on the Merger, and the close of business on October 12, 2007, has been set as the record date for the meeting. Shareholders of record as of the close of business on the record date will be entitled to vote at the meeting. The closing of the Merger is expected to occur late in the fourth quarter of 2007, possibly as early as November 30, 2007. There can be no assurance that the Merger Agreement and the Merger will be approved by the Company’s shareholders, and there can be no assurance that the other conditions to the completion of the proposed merger will be satisfied. If the proposed merger is not completed, there can be no assurance that a comparable transaction could be achieved.

          Worksite insurance business. Our worksite insurance business is a provider of life and health insurance products to employers and their employees. Our predecessor’s marketing and sales efforts were primarily in the southeastern United States, predominately in Florida, South Carolina and North Carolina. Since acquiring our predecessor, we have begun to implement our business strategy to market our products nationwide. The primary insurance products that we underwrite include: group and individual life insurance; group long term disability insurance; group and individual short term disability insurance; group and individual dental insurance; group and individual indemnity health insurance; group critical illness insurance and employer group excess risk insurance. For the nine months ended September 30, 2007, our worksite insurance business produced premiums, commissions and fees, excluding intercompany payments, of $90.0 million, which accounted for 67.4% of our premiums, commissions and fees, excluding intercompany payments in that period. Our business strategy is to operate our existing worksite insurance business efficiently while developing a new worksite marketing and distribution organization that targets larger employer groups nationwide with an expanded variety of life and health insurance products which have added a new set of employer-paid life insurance, disability and health products to our existing voluntary products. Since December 2004, we have opened sales offices hosting regional sales managers in Boston, Massachusetts and Irvine, California, a Los Angeles suburb and we have opened regional sales offices in Tampa, Florida; Chicago, Illinois; Morristown, New Jersey; Atlanta, Georgia; Dallas, Texas; Kansas City, Missouri; Cleveland, Ohio; Philadelphia, Pennsylvania; New Orleans, Louisiana; San Diego and San Francisco, California; Phoenix, Arizona; Denver, Colorado; and Minneapolis, Minnesota. We will base future expansion of our sales organization on developing market trends and our profit margins. The costs associated with any expansion of our sales organization will be recognized before we recognize revenues resulting from new sales activity. Consequently, we expect negative cash flow and operating losses in the short term.

          Senior market insurance business. Our senior market insurance business has been a provider in the southeastern United States of individual insurance products tailored to the needs of older individuals. The primary insurance product included in this business is long-term care insurance that we underwrote. For the nine months ended September 30, 2007, our senior market insurance business produced premiums, commissions and fees, excluding intercompany payments, of $32.1 million, which accounted for 24.0% of our premiums, commissions and fees, excluding intercompany payments, in that period.

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

          Third-party administration business. Our third-party administration business provides a wide range of insurance product administration, claims handling, eligibility administration, call center and support services. This business primarily administers the insurance plans offered by our worksite insurance business and senior market insurance business. Our third-party administration business also provides administrative and managed care services to third parties, such as employers with self-funded health care plans, other insurance carriers, reinsurers and managed care plans. For the nine months ended September 30, 2007, our third-party administration business produced commissions and fees, excluding intercompany payments, of $11.6 million, which accounted for 8.7% of our premiums, commissions and fees, excluding intercompany payments, in that period. Our strategy is to grow this business as it administers the increasing volume of policies and products that we anticipate will be sold by the worksite insurance business as we attempt to grow that business. In addition, as our national worksite marketing business develops, we intend to opportunistically market our third-party administration services to self-insured plans, stop loss insurers, pharmacy benefit organizations, managed care service providers, other insurance carriers and reinsurers nationwide. It is expected that any incremental costs associated with this expanded marketing will be modest and will be funded out of the operations of our third-party administration business.

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

Financial Strength Ratings Outlook

          Kanawha has an A.M. Best financial strength rating of A- (excellent). Recently, A.M. Best changed its outlook for Kanawha’s rating from stable to negative. A.M. Best reviews their ratings periodically and Kanawha’s current rating may not be maintained in the future.

          A.M. Best has announced that, if the Merger is not completed, it will reduce Kanawha’s financial strength rating. If Kanawha’s rating is reduced, the Company would likely be precluded from participating in certain markets that are key to its growth plans and financial prospects under its current business strategy, its competitive position in the insurance industry would likely suffer, it would likely lose customers, its cost of borrowing would likely increase, its sales and earnings would likely decrease and its results of operations and financial condition would likely be materially adversely affected. To address these risks, the Company would likely need to materially change its business strategy, and there can be no assurances that acceptable alternatives exist or could be implemented.

          Kanawha also has a financial strength rating of BBB (good), with a positive ratings outlook from S&P. The Company has informed S&P of its intention to discontinue this rating in the future.

Current Year Developments

          After a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge in the first quarter of 2007 for increased claims and reserves that reflected recent experience on stop loss cases. The Company began writing annually renewable stop loss insurance in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to a lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known.

          As experience emerged, the Company recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of the new data that became available in the first quarter of 2007, the Company concluded that it was prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience developed on this business. As a result of these first quarter 2007 actions, the Company believes its current claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

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

          The Company has also established a $7.6 million valuation allowance as a non-cash charge to offset the portion of the deferred tax asset that was generated by net operating losses at the holding company. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company deemed it appropriate to establish the valuation allowance. The Company intends to continue to evaluate tax planning strategies to utilize the operating losses prior to their expiration.

Strategic Alternatives

          On May 7, 2007, the Company publicly announced that it had retained Keefe, Bruyette & Woods, Inc., an investment banking firm, to advise management and the Board of Directors regarding strategic alternatives, including the possible sale or merger of the Company. At the conclusion of that process, on September 7, 2007, in a joint press release with Humana Inc., the Company announced that it had entered into the Merger Agreement with Humana and Merger Sub pursuant to which the Company would become a wholly owned subsidiary of Humana and the Company’s shareholders would receive $6.20 in cash as consideration for each outstanding share of Company common stock

          To induce Humana to execute the Merger Agreement, the Company entered into employment letter agreements (the “New Employment Agreements”) with Kenneth U. Kuk, the Company’s Chairman, President and Chief Executive Officer, Paul F. Kraemer, the Company’s Senior Vice President of Sales, Paul P. Moore, the Company’s Senior Vice President of Sales and three other executive officers. Such executives’ current employment agreements with the Company will remain in full force and effect until the Effective Time of the Merger. At the Effective Time of the Merger, the executives’ current employment agreements will terminate and the New Employment Agreements will govern the executives’ employment with the Company from and after the Effective Time.

          Each outstanding option to purchase shares of Company common stock has an exercise price per share that is greater than $6.20, and will be canceled without consideration at the Effective Time of the Merger. Each outstanding restricted share of Company common stock will be vested immediately prior to the Effective Time of the Merger and will be eligible to receive the $6.20 per share merger consideration. To limit the Company’s compensation expense in its third quarter 2007 financial statements, on September 30, 2007, the Company and certain of its executive officers agreed to cancel 1,389,925 options held by such executives for no consideration. There is no agreement between the option holders and the Company to reissue such options if the Merger is not completed.

          The Merger Agreement has been unanimously approved by the Company’s and Humana’s respective boards of directors. The completion of the Merger is subject to certain customary closing conditions, including the approval of the Company’s shareholders and the receipt of government and regulatory approvals, such as the approval of the South Carolina Department of Insurance. On October 5, 2007, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed Merger. The Company has scheduled November 16, 2007, as the date of the special meeting of shareholders to vote on the proposed Merger, and the close of business on October 12, 2007, has been set as the record date for the meeting. Shareholders of record as of the close of business on the record date will be entitled to vote at the meeting. The closing of the Merger is expected to occur late in the fourth quarter of 2007, possibly as early as November 30, 2007. There can be no assurance that the Merger Agreement and the Merger will be approved by the Company’s shareholders, and there can be no assurance that the other conditions to the completion of the proposed merger will be satisfied. If the proposed merger is not completed, there can be no assurance that a comparable transaction could be achieved.

          Results of Operations

          Consolidated Overview

          The following table presents consolidated financial information for the quarters ended September 30, 2007 and September 30, 2006 for KMG America.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(000’s omitted)
Revenues:
Insurance premiums	$40,145	$34,236	$121,749	$94,708
Net investment income	8,729	7,452	24,982	22,277
Commission and fees	3,605	4,017	11,844	12,354
Net realized gains (losses)	423	7	614	103
Other income	1,073	1,275	3,326	3,184

Total revenues	53,975	46,987	162,515	132,626

Benefits and expenses:
Policyholder benefits	35,875	26,186	108,472	73,913
Commissions	3,929	3,246	12,103	9,151
General expenses	10,400	10,836	33,739	33,019
Taxes, licenses and fees	1,266	1,289	4,741	4,096
Depreciation and amortization	755	634	2,225	1,905
Amortization of DAC and VOBA	1,975	1,681	5,164	4,015

Total benefits and expenses	54,200	43,872	166,444	126,099

Income before income taxes	(225)	3115	(3,929)	6,527
Provision for income taxes	(129)	(1,089)	(6,129)	(2,248)

Net income	$(354)	$2,026	$(10,058)	$4,279

Benefits to premiums ratio(1)	89.4%	76.5%	89.1%	78.0%

(1)	The benefits to premiums ratio is equal to policyholder benefits (equal to incurred claims plus increases in policyholder active life reserves) divided by insurance premiums.

          Consolidated Results of Operations by Business Segment

          The following represents a summary of the Company’s statements of income and asset composition by reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Worksite Insurance Business
Insurance premiums	$30,131,268	$23,703,164	$90,032,214	$61,535,883
Net investment income	2,258,249	1,868,419	6,483,375	5,226,959
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	179,138	41,139	533,725	137,363

Total revenues	32,568,655	25,612,722	97,049,314	66,900,205
Policyholder benefits	25,061,426	17,043,732	77,068,908	38,043,879
Commissions	2,555,464	1,902,554	7,796,933	4,986,597
Expenses, taxes, fees and depreciation	4,452,893	4,281,888	14,023,173	12,965,899
Amortization of DAC and VOBA	1,949,114	1,138,631	4,646,859	2,442,814

Total benefits and expenses	34,018,897	24,366,805	103,535,873	58,439,189

Income (loss) before Federal income tax	$(1,450,242)	$1,245,917	$(6,486,559)	$8,461,016

Total assets	$187,499,283	$167,949,426	$187,499,283	$167,949,426

Senior Market Insurance Business
Insurance premiums	$10,255,276	$9,901,357	$32,116,386	$31,281,477
Net investment income	2,949,849	2,367,286	8,480,744	5,344,533
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	779,068	825,885	2,339,444	2,394,890

Total revenues	13,984,193	13,094,528	42,936,574	39,020,900
Policyholder benefits	10,020,277	7,432,374	26,509,357	62,729,941
Commissions	1,288,537	1,252,339	4,044,317	3,888,795
Expenses, taxes, fees and depreciation	674,273	714,831	2,220,905	2,213,905
Amortization of DAC and VOBA	273,700	648,242	873,651	1,624,352

Total benefits and expenses	12,256,787	10,047,786	33,648,230	70,456,993

Income (loss) before Federal income tax	$1,727,406	$3,046,742	$9,288,344	$(31,436,093)

Total assets	$279,395,752	$255,012,640	$279,395,752	$255,012,640

Third Party Administration Business
Insurance premiums	$—	$—	$—	—
Net investment income	—	—	—	—
Commissions and fees	3,542,093	3,923,545	11,572,867	12,082,886
Net realized gains	—	—	—	—
Other income	—	504	—	504

Total revenues	3,542,093	3,924,049	11,572,867	12,083,390
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,300,260	3,529,628	10,184,080	10,480,937
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	3,300,260	3,529,628	10,184,080	10,480,937

Income (loss) before Federal income tax	241,833	$394,421	$1,388,787	$1,602,453

Total assets	$9,218,299	$6,689,366	$9,218,299	$6,689,366

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Acquired Business
Insurance premiums	$(241,120)	$630,916	$(400,055)	$1,890,761
Net investment income	1,947,144	1,979,339	5,932,464	6,066,100
Commissions and fees	—	—	—	—
Net realized gains	—	—	—	—
Other income	18,287	15,836	56,199	54,858

Total revenues	1,724,311	2,626,091	5,588,608	8,011,719
Policyholder benefits	793,348	1,709,506	4,894,015	(26,860,840)
Commissions	84,903	91,166	261,299	275,943
Expenses, taxes, fees and depreciation	691,870	594,523	1,880,301	1,795,998
Amortization of DAC and VOBA	(248,280)	(105,665)	(356,723)	(52,615)

Total benefits and expenses	1,321,841	2,289,530	6,678,892	(24,841,514)

Income (loss) before Federal income tax	$402,470	$336,561	$(1,090,284)	$32,853,233

Total assets	$155,524,604	$163,274,384	$155,524,604	$163,274,384

Corporate and Other
Insurance premiums	$—	$—	$—	$—
Net investment income	1,573,743	1,237,299	4,085,686	5,639,931
Commissions and fees	62,680	93,458	271,529	270,726
Net realized gains	422,915	6,791	613,739	102,853
Other income	96,370	391,575	396,128	596,205

Total revenues	2,155,708	1,729,123	5,367,082	6,609,715
Policyholder benefits	—	—	—	—
Commissions	—	—	—	—
Expenses, taxes, fees and depreciation	3,301,844	3,637,946	12,396,852	11,563,780
Amortization of DAC and VOBA	—	—	—	—

Total benefits and expenses	3,301,844	3,637,946	12,396,852	11,563,780

Income (loss) before Federal income tax	$(1,146,136)	$(1,908,823)	$(7,029,770)	$(4,954,065)

Total assets	$246,118,525	$228,986,920	$246,118,525	$228,986,920

Total Company
Insurance premiums	$40,145,423	$34,235,437	$121,748,545	94,708,120
Net investment income	8,728,985	7,452,344	24,982,269	22,277,524
Commissions and fees	3,604,773	4,017,003	11,844,396	12,353,612
Net realized gains	422,915	6,789	613,739	102,853
Other income	1,072,863	1,274,941	3,325,496	3,183,821

Total revenues	53,974,959	46,986,514	162,514,445	132,625,930
Policyholder benefits	35,875,050	26,185,612	108,472,280	73,912,980
Commissions	3,928,903	3,246,059	12,102,549	9,151,335
Expenses, taxes, fees and depreciation	12,421,141	12,758,817	40,705,311	39,020,521
Amortization of DAC and VOBA	1,974,534	1,681,208	5,163,787	4,014,551

Total benefits and expenses	54,199,628	43,871,696	166,443,927	126,099,387

Income (loss) before Federal income tax	(224,669)	$3,114,818	$(3,929,482)	$6,526,543

Total assets	$877,756,463	$821,912,736	$877,756,463	$821,912,736

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Financial Results Overview

          Net income for the nine months ended September 30, 2007, decreased $14.4 million, or 334.9%, to a $10.1 million net loss compared to net income of $4.3 million for the nine months ended September 30, 2006. The decrease in net income was primarily due to $6 million of reserve strengthening in the stop loss book of business which will be discussed in the policyholder benefits analysis below as well as the establishment of a deferred tax valuation allowance of $7.6 million which will be discussed in the provision for income taxes analysis below. Other factors include increases in premiums and net investment income, offset by increases in policyholder benefits, commissions and general expenses, all of which are described in greater detail below.

Revenues

          Total revenues for the nine months ended September 30, 2007, increased $29.9 million, or 22.5%, to $162.5 million from total revenues of $132.6 million for the nine months ended September 30, 2006. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

          The following table presents the distribution of premiums by type and business segment.

	For the nine months ended September 30, 2007				For the nine months ended September 30, 2006				Increase (decrease)

	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$60.9	$0.2	$—	$61.1	$31.6	$0.6	$—	$32.2	$29.3	$(0.4)	$—	$28.9
Renewal	35.6	42.5	—	78.1	34.3	41.5	—	75.8	1.3	1.0	—	2.3
Total	96.5	42.7	—	139.2	65.9	42.1	—	108.0	30.6	0.6	—	31.2
Assumed
New	0.1	—	—	0.1	2.9	—	—	2.9	(2.8)	—	—	(2.8)
Renewal	1.5	—	0.3	1.8	—	—	1.9	1.9	1.5	—	(1.6)	(0.1)
Total	1.6	—	0.3	1.9	2.9	—	1.9	4.8	(1.3)	—	(1.6)	(2.9)
Ceded
New	(7.0)	—	—	(7.0)	(6.4)	(0.4)	—	(6.8)	(0.6)	0.4	—	(0.2)
Renewal	(1.1)	(10.6)	(0.7)	(12.4)	(0.9)	(10.4)	—	(11.3)	(0.2)	(0.2)	(0.7)	(1.1)
Total	(8.1)	(10.6)	(0.7)	(19.4)	(7.3)	(10.8)	—	(18.1)	(0.8)	0.2	(0.7)	(1.3)
Net
New	54.0	0.2	—	54.2	28.1	0.2	—	28.3	25.9	—	—	25.9
Renewal	36.0	31.9	(0.4)	67.5	33.4	31.1	1.9	66.4	2.6	0.8	(2.3)	1.1
Total	$90.0	$32.1	$(0.4)	$121.7	$61.5	$31.3	$1.9	$94.7	$28.5	$0.8	$(2.3)	$27.0

          Worksite net new premiums increased $25.9 million, or 92.2%, to $54.0 million for the nine months ended September 30, 2007, from $28.1 million for the nine months ended September 30, 2006, due to increased sales volumes. The primary driver of this increase was new stop loss premium generated by the new KMG America sales force, which represents $42.1 million of direct new premiums, offset by $5.0 million of ceded new premiums. In order to address the imbalance in its overall new sales mix, which has a disproportionate concentration of stop loss business, the Company has restructured the sales incentive compensation plan for its sales organization with increased incentives for sales of core group life/disability and voluntary benefit products. Additionally, the Company is limiting new sales of stop loss by means of pricing new business at a higher expected profit margin and a requirement that sales of stop loss be packaged with other products. Net renewal premiums increased $2.6 million, or 7.8%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, as a result of the assumption of a block of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company.

          Senior market net new premiums, composed of long term care policies, remained constant at $0.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The Company ceased actively underwriting new long term care policies after December 31, 2005.Net renewal premiums increased 2.6% to $31.9 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, representing premiums from the insurance in force created by prior year sales.

          Acquired business premiums decreased $2.3 million, or 121.1%, to $(0.4) million for the nine months ended September 30, 2007, from $1.9 million for the nine months ended September 30, 2006. We have not acquired any blocks of business since 1999 and a significant portion of the decline is a result of policy lapses. In 2007, an estimated refund due to our reinsurance carrier of $0.7 million was accrued in relation to possible adjustments needed for previously settled billings. In addition, experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $7.3 million for the nine months ended September 30, 2007, from $6.4 million for the nine months ended September 30, 2006.

Net Investment Income

          Net investment income increased $2.7 million, or 12.1%, to $25.0 million for the nine months ended September 30, 2007, from $22.3 million for the nine months ended September 30, 2006. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the nine months ended September 30, 2007, occurred primarily as a result of an additional $35.0 million of cash and invested assets generated through the issuance of junior subordinated debt, as described in Note 8. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

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

Commission and Fee Income

          Commission and fee income decreased $0.5 million, or 4.0%, to $11.9 million for the nine months ended September 30, 2007, from $12.4 million for the nine months ended September 30, 2006. Most of the commission and fee income was from administrative fees relating to third-party administration, and the volume of business in force has declined slightly compared to 2006 levels.

Realized Investment Gains and Losses

          Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the nine months ended September 30, 2007 increased by $0.5 million to $0.6 million, from $0.1 million for the nine months ended September 30, 2006. The Company realized a $0.3 million gain in 2007 related to the sale of a minority interest in an LLC, and the remaining increase is due primarily to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

          Other income increased $0.1 million, or 3.1%, to $3.3 million for the nine months ended September 30, 2007, from $3.2 million for the nine months ended September 30, 2006, reflecting a $0.1 million payment received as part of WorldCom’s settlement with former bond holders.

Benefits and Expenses

          Total benefits and expenses increased $40.3 million, or 32.0%, to $166.4 million for the nine months ended September 30, 2007, from $126.1 million for the nine months ended September 30, 2006. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance

Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

          Policyholder benefits increased $34.6 million, or 46.8%, to $108.5 million for the nine months ended September 30, 2007, from $73.9 million for the nine months ended September 30, 2006. This produced a benefits to premium ratio of 89.1% for the nine months ended September 30, 2007, compared to 78.0% for the nine months ended September 30, 2006.

          Worksite marketing policyholder benefits increased $39.1 million, or 102.9%, to $77.1 million for the nine months ended September 30, 2007, from $38.0 million for the nine months ended September 30, 2006. This produced benefits to premium ratios of 85.7% for the nine months ended September 30, 2007, compared to 61.8% for the nine months ended September 30, 2006. The ratio in 2006 was deflated due to the conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in decreased benefits of $6.3 million. The nine months ended September 30, 2006 benefits to premium ratio adjusted would be 72.0% without the reserve conversion impact.

           In the first quarter of 2007, after a comprehensive review of its stop loss book of business, the Company recognized a $6 million charge for increased claims and reserves that reflected recent experience on stop loss cases. The Company began writing annually renewable stop loss in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known. As experience emerged, the Company recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. As a result of the new data that became available in the first quarter of 2007, the Company concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these first quarter 2007 actions, the Company believes its current claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

          Senior market policyholder benefits decreased $36.2 million, or 57.7%, to $26.5 million for the nine months ended September 30, 2007, from $62.7 million for the nine months ended September 30, 2006. This produced benefits to premium ratios of 82.6% for the nine months ended September 30, 2007, compared to 200.3% for the nine months ended September 30, 2006. The benefits to premium ratio decreased primarily as a result of the 2006 conversion to Purchase GAAP seriatim reserve factors from the aggregate method, which resulted in increased benefits of $37.5 million. The nine months ended September 30, 2006 benefits to premium ratio adjusted would be 80.5% without the reserve conversion impact. The benefits to premium ratio increased due to a modest increase in open active claims during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

          Acquired business policyholder benefits increased $31.8 million, to $4.9 million for the nine months ended September 30, 2007, from $(26.9) million for the nine months ended September 30, 2006. Benefits to premium ratios do not provide meaningful information in this segment without first adjusting for certain routine items that have no impact on net income but have significant impact on the benefit ratios Experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $7.3 million for the nine months ended September 30, 2007, from $6.4 million for the nine months ended September 30, 2006. In addition, the 2006 conversion to Purchase GAAP seriatim reserve factors from the aggregate method resulted in decreased benefits of $31.2 million. Also, in 2007, an estimated refund due to our reinsurance carrier of $0.7 million was accrued in relation to possible adjustments needed for previously settled billings. Excluding the effects of these items, the comparable benefit ratios are 161.5% for the nine months ended

September 30, 2007 and 158.7% for the nine months ended September 30, 2006. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. In the nine months ended September 30, 2007, paid claims were up $0.8 million, premiums were down $0.5 million, there was an increase of $0.6 million in accident and health reserve increases, and there was a release of redundant life reserves of $1.7 million, when compared to the nine months ended September 30, 2006.

Insurance Commissions

          Commission expenses increased $2.9 million, or 31.5%, to $12.1 million for the nine months ended September 30, 2007, from $9.2 million for the nine months ended September 30, 2006. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of stop loss products.

General Insurance Expenses

          General insurance expenses increased $0.7 million, or 2.1%, to $33.7 million for the nine months ended September 30, 2007, from $33.0 million for the nine months ended September 30, 2006. The increased expenses for the nine months ended September 30, 2007 include some unusual items, including a $0.8 million litigation settlement expense and $1.2 million of costs associated with our pending merger transaction. These are partially offset by a $1.4 million reduction in stock based compensation expense created by the voluntary surrender of stock options held by the Company’s executive officers in September 2007. The $1.4 million reduction is represented by a credit of $0.7 million in the nine months ended September 30, 2007 compared to an expense of $0.7 million in the nine months ended September 30, 2006.

          Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

          Insurance taxes, licenses and fees increased $0.6 million, or 14.6%, to $4.7 million for the nine months ended September 30, 2007, from $4.1 million for the nine months ended September 30, 2006. Employment taxes related to additional staffing represents approximately half of the increase, and additional premium taxes due to increased premiums represents the other half of the increase.

Amortization of DAC and VOBA

          First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $13.8 million and $12.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in deferrals was primarily due to the increase in net new premiums and the associated increase in commissions and expenses in the worksite segment.

          The amortization of DAC and VOBA increased $1.2 million, or 30.0%, to $5.2 million for the nine months ended September 30, 2007, from $4.0 million for the nine months ended September 30, 2006, reflecting the increased deferrals described above. The DAC balance at September 30, 2007 increased by $14.6 million from the balance at September 30, 2006, which accounted for a large part of the increase in amortization expense.

Provision for Income Taxes

          Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the nine months ended September 30, 2007 and 2006 were (156.0) % and 34.4%, respectively. The variation in these rates is due to a valuation allowance of $7.6 million that was established in 2007.

          Under SFAS No. 109, management must provide a valuation allowance for any deferred tax amounts that it believes are uncertain to be realized. The decision by A.M. Best to change the outlook of our rating from stable to negative, and the resulting strategic options being considered, has created uncertainty about our ability and timing to generate taxable income at the holding company. Because of this uncertainty, the Company deemed it appropriate to establish a valuation allowance of $7.6 million which represents the portion of the deferred tax asset that was generated by net operating losses at the holding company.

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Financial Results Overview

          Net income for the three months ended September 30, 2007, decreased $2.4 million, or 120.0%, to a loss of $0.4 million compared to net income of $2.0 million for the three months ended September 30, 2006. The decrease in net income was primarily due to increases in premiums and net investment income, which were more than offset by increases in policyholder benefits, all of which are described in greater detail below.

Revenues

          Total revenues for the three months ended September 30, 2007, increased $7.0 million, or 14.9%, to $54.0 million from total revenues of $47.0 million for the three months ended September 30, 2006. The primary factors causing the increase are explained below under the captions “—Premiums,” “—Net Investment Income,” “—Commission and Fee Income,” “—Realized Investment Gains and Losses” and “—Other Income.”

Premiums

          The following table presents the distribution of premiums by type and business segment.

	For the three months ended September 30, 2007				For the three months ended September 30, 2006				Increase (decrease)

	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total	Worksite	Senior	Acquired	Total

Direct
New	$20.1	$0.1	$—	$20.2	$11.7	$0.1	$—	$11.8	$8.4	$—	$—	$8.4
Renewal	12.1	13.7	—	25.8	11.7	13.5	—	25.2	0.4	0.2	—	0.6
Total	32.2	13.8	—	46.0	23.4	13.6	—	37.0	8.8	0.2	—	9.0
Assumed
New	0.1	—	—	0.1	2.9	—	—	2.9	(2.8)	—	—	(2.8)
Renewal	0.5	—	0.1	0.6	—	—	0.6	0.6	0.5	—	(0.5)	—
Total	0.6	—	0.1	0.7	2.9	—	0.6	3.5	(2.3)	—	(0.5)	(2.8)
Ceded
New	(2.3)	—	—	(2.3)	(2.3)	(0.1)	—	(2.4)	—	0.1	—	0.1
Renewal	(0.4)	(3.5)	(0.3)	(4.2)	(0.3)	(3.6)	—	(3.9)	(0.1)	0.1	(0.3)	(0.3)
Total	(2.7)	(3.5)	(0.3)	(6.5)	(2.6)	(3.7)	—	(6.3)	(0.1)	0.2	(0.3)	(0.2)
Net
New	17.9	0.1	—	18.0	12.3	—	—	12.3	5.6	0.1	—	5.7
Renewal	12.2	10.2	(0.2)	22.2	11.4	9.9	0.6	21.9	0.8	0.3	(0.8)	0.3
Total	$30.1	$10.3	$(0.2)	$40.2	$23.7	$9.9	$0.6	$34.2	$6.4	$0.4	$(0.8)	$6.0

          Worksite net new premiums increased $5.6 million, or 45.5%, to $17.9 million for the three months ended September 30, 2007, from $12.3 million for the three months ended September 30, 2006, due to increased sales volumes. The primary driver of this increase was new stop loss premium generated by the new KMG America sales force, which represents $13.6 million of direct new premiums, offset by $1.5 million of ceded new premiums. In order to address the imbalance in its overall new sales mix, which has a disproportionate concentration of stop loss business, the Company has restructured the sales incentive compensation plan for its sales organization with increased incentives for sales of core group life/disability and voluntary benefit products. Additionally, the Company is limiting new sales of stop loss by means of pricing new business at a higher expected profit margin and a requirement that sales of stop loss be packaged with other products. Net renewal premiums increased $0.8 million or 7.0%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, as a result of the assumption of a block of voluntary term life insurance and universal life insurance policies from Columbian Life Insurance Company and Columbian Mutual Life Insurance Company.

          Senior market net new premiums, composed of long term care policies, increased to $0.1 million for the three months ended September 30, 2007, compared to $0.0 million for the three months ended September 30, 2006. The Company ceased actively underwriting new long term care policies after December 31, 2005.Net renewal premiums increased 3.0% to $10.2 million, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, representing premiums from the insurance in force created by prior year sales.

          Acquired business premiums decreased $0.8 million, or 133.3%, to $(0.2) million for the three months ended September 30, 2007, from $0.6 million for the three months ended September 30, 2006. We have not acquired any blocks of business since 1999 and a significant portion of the decline is a result of policy lapses. In the current quarter, an estimated refund due to our reinsurance carrier of $0.4 million was accrued in relation to possible adjustments needed for previously settled billings. In addition, experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $2.3 million for the three months ended September 30, 2007, from $2.1 million for the three months ended September 30, 2006.

Net Investment Income

          Net investment income increased $1.2 million, or 16.0%, to $8.7 million for the three months ended September 30, 2007, from $7.5 million for the three months ended September 30, 2006. Net investment income is primarily affected by changes in levels of invested assets and interest rates. The increase in investment income for the three months ended September 30, 2007, occurred primarily as a result of an additional $35.0 million of cash and invested assets generated through the issuance of junior subordinated debt, as described in Note 8. Generally, an increase in invested assets is due to retention of premiums to establish policy reserves for the payment of future policyholder benefits.

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

Commission and Fee Income

          Commission and fee income decreased $0.4 million, or 10.0%, to $3.6 million for the three months ended September 30, 2007, from $4.0 million for the three months ended September 30, 2006. Most of the commission and fee income was from administrative fees relating to third-party administration, and the volume of business in force has declined slightly compared to 2006 levels.

Realized Investment Gains and Losses

          Realized investment gains and losses occur as a result of the sale or impairment of investments. The net realized investment gain for the three months ended September 30, 2007 increased by $0.4 million to $0.4 million, from $0.0 million for the three months ended September 30, 2006. The Company realized a $0.3 million gain in the third quarter of 2007 related to the sale of a minority interest in an LLC, and the remaining increase is due primarily to marking to market investments held in the Company’s trading account. These investments represent the assets purchased to support the deferred compensation liability of the Company, and realized gains and/or losses are directly offset with increases and/or decreases in compensation expenses. Realized investment gains and losses are allocated entirely to the corporate and other business segment.

Other Income

          Other income decreased $0.2 million, or 15.4%, to $1.1 million for the three months ended September 30, 2007, from $1.3 million for the three months ended September 30, 2006, reflecting normal quarterly fluctuations.

Benefits and Expenses

          Total benefits and expenses increased $10.3 million, or 23.5%, to $54.2 million for the three months ended September 30, 2007, from $43.9 million for the three months ended September 30, 2006. The primary factors causing this increase are explained below under the captions “—Policyholder Benefits,” “—Insurance Commissions,” “—General Insurance Expenses,” “—Insurance Taxes, Licenses and Fees,” and “—Amortization of DAC and VOBA.”

Policyholder Benefits

          Policyholder benefits increased $9.7 million, or 37.0%, to $35.9 million for the three months ended September 30, 2007, from $26.2 million for the three months ended September 30, 2006. This produced a benefits to premium ratio of 89.4% for the three months ended September 30, 2007, compared to 76.5% for the three months ended September 30, 2006.

          Worksite marketing policyholder benefits increased $8.1 million, or 47.6%, to $25.1 million for the three months ended September 30, 2007, from $17.0 million for the three months ended September 30, 2006. This produced benefits to premium ratios of 83.2% for the three months ended September 30, 2007, compared to 71.7% for the three months ended September 30, 2006.

          The Company began writing annually renewable stop loss business in mid-2005, and initially relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios due to lack of credible actual claim experience. As a contrast, companies with mature books of stop loss business typically establish claim reserves as a function of experience studies of its business. Because actual claims on stop loss cases typically are not fully reported until after the end of the policy period, it is a common practice to increase or decrease claims reserves once the actual claims experience becomes known. In the first quarter of 2007, as experience emerged, the Company recognized additional claims and reserves reflecting the adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. As a result of the new data that became available in the first quarter of 2007, the Company concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these first quarter 2007 actions, the Company believes its current claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

          Senior market policyholder benefits increased $2.6 million, or 35.1%, to $10.0 million for the three months ended September 30, 2007, from $7.4 million for the three months ended September 30, 2006. This produced benefits to premium ratios of 97.0% for the three months ended September 30, 2007, compared to 74.7% for the three months ended September 30, 2006. The benefits to premium ratio increased due to a larger than normal increase in open active claims during the current quarter, which resulted in increases in actual claims paid and additional claims reserves. Claims reserves must be established for the remaining future benefits for open claims, and therefore are highly volatile from quarter to quarter as new open claims are established and existing claims are closed. Although the year to date increase in open claims has been modest, the increase for the three months ending September 30, 2007 was fairly substantial when compared to the three months ended September 30, 2006.

          Acquired business policyholder benefits decreased $0.9 million, to $0.8 million for the three months ended September 30, 2007, from $1.7 million for the three months ended September 30, 2006. Benefits to premium ratios do not provide meaningful information in this segment without first adjusting for certain routine items that have no impact on net income but have significant impact on the benefit ratios. Experience refunds are generated on certain reinsurance treaties that reduce both premiums and policyholder benefits equally. The experience refunds increased to $2.3 million for the three months ended September 30, 2007, from $2.1 million for the three months ended September 30, 2006. Also, in the third quarter of 2007, an estimated refund due to our reinsurance carrier of $0.4 million was accrued in relation to possible adjustments needed for previously settled billings. Excluding the effects of these items, the comparable benefit ratios are 127.2% for the three months ended September 30, 2007 and 139.9% for the three months ended September 30, 2006. These benefits to premium ratios are affected by large portions of the acquired business that are no longer premium paying with substantial reserves and investment income on reserves. In the three months ended September 30, 2007, paid claims were up $0.6 million, premiums were down $0.1 million, there was an increase of $0.5 million in accident and health reserve increases, and there was a release of redundant life reserves of $1.7 million, when compared to the three months ended September 30, 2006.

Insurance Commissions

          Commission expenses increased $0.7 million, or 21.9%, to $3.9 million for the three months ended September 30, 2007, from $3.2 million for the three months ended September 30, 2006. This increase consists of normal increases related to increased renewal premiums, in addition to an increase in first year commissions that were not deferred, a large portion of which relates to the increased sales of stop loss products.

General Insurance Expenses

          General insurance expenses decreased $0.4 million, or 3.7%, to $10.4 million for the three months ended September 30, 2007, from $10.8 million for the three months ended September 30, 2006. The decreased expenses for the three months ended September 30, 2007 include some unusual items, primarily $1.1 million of costs associated with our pending merger transaction that is offset by a $1.5 million reduction in stock based compensation expense created by the voluntary surrender of stock options held by the Company’s executive officers in September 2007. The $1.5 million reduction is represented by a credit of $1.2 million in the three months ended September 30, 2007 compared to an expense of $0.3 million in the three months ended September 30, 2006.

          Overhead expenses that are not directly associated with a particular business segment are allocated to the various business segments on a pro rata basis based on different factors, such as headcount, policy count, number of policies issued, premiums and other relevant factors.

Insurance Taxes, Licenses and Fees

          Insurance taxes, licenses and fees were flat at $1.3 million for the three months ended September 30, 2007 and 2006, respectively.

Amortization of DAC and VOBA

          First year commissions and general insurance expenses associated with the acquisition of new business are deferred and amortized over the premium-paying period of the related policies. The total deferrals of policy acquisition costs were $4.6 million and $5.0 million for the three months ended September 30, 2007 and 2006, respectively. Deferrals can fluctuate on a quarterly basis, but will generally increase over a period of time in a rising sales environment.

          The amortization of DAC and VOBA increased $0.3 million, or 17.6%, to $2.0 million for the three months ended September 30, 2007, from $1.7 million for the three months ended September 30, 2006. The DAC balance at September 30, 2007 increased by $14.6 million over the balance at September 30, 2006, which accounted for a large part of the increase in amortization expense.

Provision for Income Taxes

          Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to tax-advantaged investments and net operating loss carry forwards available. The effective income tax rates for the three months ended September 30, 2007 and 2006 were (57.6) % and 35.0%, respectively. The variation in these rates is due to a valuation allowance of $0.4 million that was established during the current quarter.

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

          On December 21, 2006, the Company entered into a credit agreement with Wachovia, which provides a $15.0 million unsecured revolving credit facility from which we borrowed $14.0 million to repay the five-year subordinated promissory note that was issued to fund a portion of the purchase price for the Kanawha acquisition. The remaining $1.0 million available under the credit facility may be used to finance the Company’s working capital, liquidity needs and general working requirements and those of its subsidiaries. Amounts outstanding under the credit agreement will bear interest at a rate calculated according to, at the Company’s option, a base rate or the LIBOR rate plus an applicable percentage. The applicable percentage is based on the A.M. Best financial strength rating of Kanawha, and ranges from 0.25% to 0.35% for base rate loans and from 1.25% to 1.35% for LIBOR rate loans. In the case of LIBOR rate loans, interest on amounts outstanding is payable at the end of the interest period, which can be one, two, three or six months, as selected by the Company in its notice of borrowing. Wachovia’s obligation to fund the credit agreement terminates, and all principal outstanding under the credit agreement is due and payable, no later than December 31, 2007. As of September 30, 2007, the $14.0 million outstanding under the credit agreement was a LIBOR rate plus applicable percentage loan with an interest rate of 6.76%. Pursuant to the terms of the Merger Agreement, the Company agreed that, between September 7, 2007, and the Effective Time of the Merger, subject to certain exceptions or unless otherwise agreed to by Humana, it would not repay or retire any indebtedness for borrowed money except as required by the terms of such indebtedness. The Company also agreed not to incur or assume any indebtedness for borrowed money not currently outstanding (except to maintain the A.M. Best capital adequacy ratio of Kanawha at 130%) or to assume or otherwise become liable or responsible for the obligations of any person or to create, assume or incur any material lien or otherwise encumber any capital stock or other equity securities of the Company or its subsidiaries, except with the prior written consent of Humana.

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

          If the Company is unable to complete the Merger, the Company will need to either extend the credit agreement with Wachovia or seek other forms of additional financing. While we expect to be able to extend the credit facility with Wachovia, there can be no assurance that we will be able to do so or to obtain financing from any other source on terms acceptable to the Company. If we are unable to extend the Wachovia credit agreement or obtain financing from other sources, this could have a material adverse effect on our liquidity, operating performance and financial condition.

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

          On September 7, 2007, the Company and Humana entered into the Merger Agreement, by and among the Company, Humana and Merger Sub, a wholly-owned subsidiary of Humana. Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Humana. At the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive $6.20 in cash, without interest.

          The Merger was unanimously approved by the boards of directors of the Company and Humana. The Merger is subject to customary closing conditions, including the approval by the Company’s shareholders and the receipt of governmental and regulatory approvals, including the approval of the South Carolina Department of Insurance. On October 5, 2007, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Merger. The Company has scheduled November 16, 2007, as the date of the special meeting of shareholders to vote on the Merger, and the close of business on October 12, 2007, has been set as the record date for the meeting. Shareholders of record as of the close of business on the record date will be entitled to vote at the meeting. The closing of the Merger is expected to occur late in the fourth quarter of 2007, possibly as early as November 30, 2007. There can be no assurance that the Merger Agreement and the Merger will be approved by the Company’s shareholders, and there can be no assurance that the other conditions to the completion of the proposed merger will be satisfied. If the proposed merger is not completed, there can be no assurance that a comparable transaction could be achieved.

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

The table below shows the Company’s net cash flows in the indicated periods:

Net cash provided by (used in)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

	(dollars in thousands)
Operating activities	$13,765.5	$10,174.2
Investing activities	(49,997.0)	(31,486.4)
Financing activities	36,083.0	—

Net change in cash	$(148.5)	$(21,312.2)

          Cash Flows for the Nine Months Ended September 30, 2007 and 2006. In the table shown above, increases in net cash provided by operating activities generally result from collected premiums while decreases in net cash flow provided by investing activities generally are a result of the investment of collected premiums. Policy and contract liabilities increase when premiums collected are retained to establish policy reserves. The portions of these liabilities that are reinsured by reinsurance companies are reflected in reinsurance balances recoverable.

          As a function of our third party administration business, we manage insurance funds for our clients. These funds are held in suspense accounts pending appropriate disposition, and the balances held in suspense vary on a day-to-day basis as insurance funds are received and applied by us.

          Other changes in cash flows for the nine months ended September 30, 2007 and September 30, 2006, are as follows:

          We held approximately $21.7 million in cash and cash equivalents at December 31, 2006, primarily consisting of investments in short term commercial paper. We also had $36.1 million net cash provided from financing activities as the result of the issuance of subordinated debt securities discussed previously in the Liquidity and Capital Resources section. We invested a significant portion of these funds in longer term securities, resulting in the net cash outflow from investing activities of $50.0 million for the nine months ended September 30, 2007. This produced a corresponding increase in invested assets.

          Other assets increased by $0.5 million in the nine months ended September 30, 2007 compared to an increase of $2.3 million in the nine months ended September 30, 2006. These variances occurred primarily as a result of fluctuations in claims reimbursements due from self funded Administrative Services Only (“ASO”) clients. These claims are not actually disbursed until receipt of these funds, so there is nothing at risk with these assets, and fluctuations from day to day are typical. In addition, there was a receivable for securities awaiting settlement of $0.7 million at September 30, 2007.

          Accounts payable and accrued expenses increased $5.2 million in the nine months ended September 30, 2007, compared to an increase of $2.2 million in the nine months ended September 30, 2006. The increase in 2006 and $2.4 million of the increase in 2007 is due to fluctuations in our reinsurance settlements payable. In addition, there was a payable for securities awaiting settlement of $2.0 million at September 30, 2007.

          Federal income tax recoverable decreased by $0.4 million from the December 31, 2006 balance, while the deferred tax asset decreased by $6.3 million, the federal income taxes payable decreased by $0.3 million, and the deferred tax liability decreased by $4.2 million. The combination of these items resulted in a net decrease in tax assets of $2.2 million, inclusive of an increase of $3.4 million related to the change in fair market value of invested assets. Exclusive of the change relating to the increase in fair market value, the net deferred tax asset decreased by $5.6 million, which consists of tax payments made in the current year and tax credits on current year losses offset by the $7.6 valuation allowance discussed in the provision for income taxes section of this document.

          Investments

          The following table summarizes the unrealized gains and losses in our investment portfolio as of September 30, 2007.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities at September 30, 2007:
U.S. Treasuries	$7,573,501	$10,285	$54,117	$7,529,669
U.S. Government Agencies	19,392,517	63,937	110,550	19,345,904
States and Political Subdivisions	15,162,172	77,602	332,212	14,907,562
Foreign Bonds	40,354,195	194,199	1,566,908	38,981,486
Corporate Bonds	244,817,107	581,675	12,495,531	232,903,251
Mortgage/Asset-Backed Securities	222,626,280	373,337	5,584,116	217,415,501
Preferred Stocks—Redeemable	29,359,398	14,402	1,708,596	27,665,204

Subtotal, Fixed Maturity Securities	$579,285,170	$1,315,437	$21,852,030	$558,748,577
Equity Securities	10,000	—	3,300	6,700

Securities Available For Sale	$579,295,170	$1,315,437	$21,855,330	$558,755,277

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

          The substantial majority of our unrealized losses at September 30, 2007, can be attributed to increases in interest rates that caused the value of the fixed income securities in our investment portfolio to decrease.

	Number of Issues	Aggregate Unrealized Loss	Aggregate Estimated Fair Value

	(dollars in thousands)
Securities at a loss for 12 months or less	205	$9,560.5	$210,344.8
Securities at a loss for more than 12 months	323	$12,294.8	$265,078.1

          Management has reviewed these securities which either have been in an unrealized loss position for more than twelve months or have significant unrealized loss relative to cost and have concluded that these securities have not experienced any other than temporary impairment. Factors considered in making this evaluation included issue specific drivers of the decrease in price, near term prospects of the issuer, the length of time and degree of volatility of the depressed value, and the financial condition of the industry. Based on this review, no unrealized losses were considered to be other than temporary during the nine months ended September 30, 2007.

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

          As of September 30, 2007, the Company held investments in mortgage-backed securities collateralized by subprime mortgages with a carrying value of $4.5 million, representing approximately 0.7% of the Company’s cash and invested assets. These securities have an average S&P rating of AA.

          Reserves

          The following table presents insurance policy benefit and contract-related liabilities information as of the dates indicated, by reserve type:

	As of September 30, 2007	As of December 31, 2006

	(dollars in thousands)
Life and annuity reserves	$246,257.9	$252,658.2
Accident and health reserves	320,495.6	294,581.0
Policy and contract claims	22,077.1	14,530.8
Other policyholder liabilities	10,673.5	10,594.2

Total policy liabilities	$599,504.1	$572,364.2

          Life and annuity reserves decreased by $6.4 million, or 2.5%, to $246.3 million as of September 30, 2007, from $252.7 million as of December 31, 2006. A large portion of the life and annuity reserves relates to acquired blocks of business that are lapsing at a steady pace because no new blocks of business have been acquired since 1999, and therefore represents a significant portion of the decrease in reserves for the nine months ended September 30, 2007. Accident and health reserves increased by $25.9 million, or 8.8%, to $320.5 million as of September 30, 2007 from $294.6 million as of December 31, 2006. These reserve increases are consistent with growth in the underlying business, with the majority of the reserve growth being accumulated from long-term care renewal premiums received. Policy and contract claims, which represent liabilities for actual claims incurred, increased by $7.6 million, or 52.4%, to $22.1 million as of September 30, 2007 from $14.5 million as of December 31, 2006. This primarily represents the significant increase in new premiums in the stop loss book of business, combined with higher anticipated claims described below.

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

          As experience emerged, the Company recognized additional claims and reserves reflecting the recent adverse claims experience. The Company also decided to increase claims assumptions on business prospectively, reflecting a more conservative estimate of future claims on this business. The Company’s experience has been that it takes four quarters after a case has been written before a clear picture becomes apparent regarding claims for that case. While some of the unfavorable claims data began to emerge late in the fourth quarter of 2006 and guided our reserving at year-end, new more meaningful data came to the Company’s attention late in the first quarter of this year after the year-end books were closed and earnings reported. As a result of the new data that became available in the first quarter of 2007, the Company concluded that it would be prudent to increase the estimated loss ratios on newer cases for claims before credible claims experience has developed on this business. As a result of these first quarter 2007 actions, the Company believes its current claim reserves on stop loss business adequately reflect both the development of recent experience and the Company’s more conservative outlook on loss experience related to current premiums.

          Other policyholder liabilities, which are comprised primarily of dividend accumulations and advance premiums, increased by $0.1 million, or 0.9%, to $10.7 million as of September 30, 2007 from $10.6 million as of December 31, 2006.

          The following table sets forth reinsurance recoverables by category as of the dated indicated:

	As of September 30, 2007	As of December 31, 2006

	(dollars in thousands)
Ceded future policyholder benefits and expense	$89,713.0	$86,296.1
Ceded claims and benefits payable	2,877.4	2,795.1

Reinsurance recoverables	$92,590.4	$89,091.2

          Reinsurance recoverables increased by $3.5 million, or 3.9%, to $92.6 million as of September 30, 2007, from $89.1 million as of December 31, 2006. The increase in the recoverable balance is attributable to underlying business growth, specifically the growth in long-term care and excess risk business reinsured.

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

          Reserves. Policy benefit reserves and other claim reserves are established according to generally accepted actuarial principles and are based on a number of factors. Policy benefit reserves are estimated and include assumptions made when the policy is issued as to the expected investment yield, inflation, mortality, morbidity, claim termination rates, awards for social security and withdrawal rates, as well as other assumptions that are based on our experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations. Throughout the life of the policy, reserves are based on these original assumptions and cannot be modified pursuant to GAAP unless policy reserves prove inadequate. Claim reserves are based on factors that include historical claim payments experience and actuarial assumptions used to estimate expected future claims experience. These assumptions and other factors include trends in claims severity, frequency and other factors discussed below, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing changes. The methods of making these estimates and establishing the related reserves are periodically reviewed and updated. Since claim reserve estimates are refined as experience develops, they are subject to some variability of assumptions. Relative to policy benefit reserves, claim reserves represent a small part of the Company’s overall reserve liabilities. Claim reserves were 2.5% of the total reserve liability at December 31, 2006.

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

          Many of these items are not directly quantifiable, particularly on a prospective basis. Claims reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statements of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on earnings in the periods in which such increases are made.

          Particularly with respect to new lines of business, there is some inherent uncertainty as to how claims experience will emerge so, initially before actual claim experience develops, we must rely more heavily on estimates in setting the claim reserves. The line of business which is exposed to the greatest degree of uncertainty relative to those estimates is the annually renewable stop loss business which we began issuing in mid-2005. Claim reserves for this line of business represent a short-term liability but are subject to greater variability than other lines of business. Initially, we relied on pricing assumptions, a common industry practice relative to new books of stop loss business, to establish expected loss ratios on which our claim reserves were based.

          The Company uses actual claims data as it emerges, to re-evaluate the expected loss ratios used to determine future claim liabilities relative to in force business and, if necessary, would modify the estimated loss ratios on new cases as well. To the extent that emerging experience varies from the loss ratio assumptions, the claim reserves could be increased or decreased which could have a material effect on earnings in the periods in which such increases or decreases are made.

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

          In accordance with GAAP purchase accounting requirements, our predecessor’s policy and contract reserves were recorded at fair value upon the closing of the Kanawha acquisition. The policy and contract reserves were calculated as the present value of future benefits and expenses less the present value of future net premiums. These values were actuarially determined and were based upon assumed future interest rates, administrative expenses, mortality, morbidity and policy lapse rates as appropriate for the particular benefit on the purchase date. For long-term care insurance, assumptions for the present value of net premiums in the fair value calculation are consistent with current and anticipated premium increases, including those approved in the last twelve to eighteen months in certain jurisdictions for policies currently in force. These assumptions now serve as the original assumptions described in the first paragraph above under the caption “Reserving Methodology”.

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

          For most insurance products, amortization of DAC is recognized in proportion to the ratio of annual premium revenue to the total anticipated premium revenue, which gives effect to expected terminations. DAC is amortized over the premium-paying period of the related policies. Anticipated premium revenue is determined using assumptions consistent with those utilized in the determination of liabilities for insurance reserves, and as such can not be subsequently modified once established. Absent a premium deficiency, as described in the following paragraph, variability in amortization after policy issuance is caused only by variability in persistency (which is the annual rate at which policies remain in effect or in force). If actual persistency is higher than assumed, then actual amortization will be slower. In this event, premiums, claims and policy reserves would also be higher, which when netted together would generally increase operating profits. Conversely, if actual persistency is lower than assumed, then actual amortization will be faster. In this event, premiums, claims and policy reserves would also be lower, which when netted together would generally decrease operating profits. The Company is unable to predict the movement or impact of these offsetting items over time.

          A premium deficiency is recognized immediately by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipated interest income, are not adequate to recover all DAC and related claims, benefits and expenses. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency. The Company has never had a premium deficiency.

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

          Absent a premium deficiency, variability in amortization after policy acquisition is caused only by variability in persistency. If actual persistency is higher than assumed, then actual amortization will be slower. In this event, premiums, claims and policy reserves would also be higher, which when netted together would generally increase operating profits. Conversely, if actual persistency is lower than assumed, then actual amortization will be faster. In this event, premiums, claims and policy reserves would also be lower, which when netted together would generally decrease operating profits. The Company is unable to predict the movement or impact of these offsetting items over time.

          A premium deficiency is recognized immediately by a charge to the statement of operations as a reduction of VOBA to the extent that future policy premiums, including anticipated interest income, are not adequate to recover all VOBA and related claims, benefits and expenses. If the premium deficiency is greater than unamortized VOBA, a liability will be accrued for the excess deficiency. The Company has never had a premium deficiency.

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

          Effective December 31, 2004, our investments were recorded at fair value, thereby eliminating all unrealized gains and losses, as part of the application of GAAP purchase accounting requirements. Since that time, the Company has recognized impairment charges of $0.0 million and $0.2 million in 2006 and 2005, respectively.

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

          Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. In the event one or more assuming companies were to default on its obligations, it could have an adverse effect on our business, results of operations and financial condition. To limit this risk, we have implemented procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. In some cases, the reinsurers have placed amounts in trust that would be the equivalent of the recoverable amount and for which we are the beneficiary. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management experience and current economic conditions. As of December 31, 2006, 2005 and 2004, there were no allowances for doubtful accounts. The Company has never written off any amounts due to unrecoverable reinsurance.

          Forward-Looking Statements

          Forward-looking statements in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations include statements that are identified by the use of words or phrases including, but not limited to, the following: “will likely result”, “expected to”, “will continue”, “is anticipated”, “estimated”, “project”, “believe”, “expect” and words or phrases of similar import. Changes in the following important factors, among others, could cause our actual results to differ materially from those expressed in any such forward-looking statements: competitive products and pricing; fluctuations in demand; possible recessionary trends in the United States economy; governmental policies and regulations; interest rates; our shareholders may not approve and adopt the proposed Merger agreement with Humana; the parties to the Merger may be unable to obtain governmental and regulatory approvals required for the Merger; required governmental or regulatory approvals may delay the Merger or result in the imposition of conditions that could cause the parties to abandon the Merger; the parties may be unable to complete the Merger because, among other reasons, conditions to the closing of the Merger may not be satisfied or waived; risks disclosed in Part I Item 1A to Annual Report of Form 10-K for the year ended December 31, 2006 and in Part II, Item IA of this report and our Quarterly Report on Form 10Q for the quarter ended March 31, 2007; and other risks that are detailed from time to time in reports we file with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There are no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and

Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          The disclosure made in Note 7, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this report, which discusses certain legal proceedings in which we are involved, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

          In addition to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and the changes to the risk factors set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company has identified the following new risk factor:

          If the proposed Merger with Humana is not completed, the Company’s business, results of operations and financial condition, and the price per share of Company common stock, would likely be materially affected. On September 7, 2007, the Company and Humana entered into the Merger Agreement by and among the Company, Humana and Merger Sub, a wholly-owned subsidiary of Humana. Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Humana. At the Effective Time of the Merger, each outstanding share of Company common stock will be converted into the right to receive $6.20 in cash, without interest.

          The Merger is subject to customary closing conditions, including the approval by the Company’s shareholders and the receipt of governmental and regulatory approvals, including the approval of the South Carolina Department of Insurance. On October 5, 2007, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Merger. The Company has scheduled November 16, 2007, as the date of the special meeting of shareholders to vote on the Merger, and the close of business on October 12, 2007, has been set as the record date for the meeting. Shareholders of record as of the close of business on the record date will be entitled to vote at the meeting. The closing of the Merger is expected to occur late in the fourth quarter of 2007, possibly as early as November 30, 2007.

          There can be no assurance that the Merger Agreement and the Merger will be approved by the Company’s shareholders, and there can be no assurance that the other conditions to the completion of the proposed merger will be satisfied. In connection with the proposed merger, the Company will be subject to several risks, including the following:

•	the occurrence of any effect, event, development or change that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that may be instituted against the Company and others following announcement of entering into the Merger Agreement;

•

the inability to complete the Merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the Merger, including the receipt of certain governmental and regulatory approvals;

•	risks that the proposed transactions disrupt current plans and operations as well as potential difficulties in employee retention;

•	risks that the proposed transactions cause the Company’s brokers, producers, policy holders, customers, vendors or service providers to terminate or reduce their relationship with the Company; and

•	the amount of the costs, fees, expenses and charges incurred that relate to the proposed Merger.

          If the Merger is not completed for any reason, the Company’s shareholders will not receive the $6.20 per share merger consideration. Instead, the Company will remain a public company and shares of the Company common stock will continue to be listed on the New York Stock Exchange. If the Merger is not completed, the Company does not expect to be able to continue to conduct its business in a manner similar to the manner in which it is presently conducted. A.M. Best has announced that, if the Merger is not completed, it will reduce Kanawha’s financial strength rating. If Kanawha’s rating is reduced, the Company would likely be precluded from participating in certain markets that are key to its growth plans and financial prospects under its current business strategy, its competitive position in the insurance industry would likely suffer, it would likely lose customers, its cost of borrowing would likely increase, its sales and earnings would likely decrease and its results of operations and financial condition would likely be materially adversely affected. To address these risks, we would likely need to materially change our business strategy, and there can be no assurances that acceptable alternatives exist or could be implemented. In such event, the value of shares of Company common stock would continue to be subject to risks and opportunities, including the various factors described in our past filings with the SEC, in particular the risks with A.M. Best’s financial strength rating of Kanawha, the condition of the insurance industry and prevailing economic and market conditions. If the Merger is not completed, the Company common stock may trade at or below levels at which it traded prior to the announcement of the merger due to adverse market reaction. If the Merger is not completed, there can be no assurance that any other transaction similar to the Merger would be available to the Company. Even if such a transaction were available, there can be no assurance that such a transaction would be acceptable to the Company’s board of directors and would offer the Company’s shareholders the opportunity to receive a cash payment for their shares of Company common stock at a premium over the market prices at which Company common stock traded before the public announcement of any such transaction.

ITEM 6.	EXHIBITS

(a)	Exhibits:

2.01

Agreement and Plan of Merger, dated September 7, 2007, by and among KMG America Corporation, Humana Inc. and Hum VM, Inc. (incorporated by reference from Exhibit 2.1 attached to KMG America Corporation’s Current Report on Form 8-K filed with the SEC on September 13, 2007).

10.1

Employment Letter Agreement, dated September 7, 2007, by and between KMG America Corporation and Kenneth U. Kuk (incorporated by reference from Exhibit 10.1 attached to KMG America Corporation’s Current Report on Form 8-K filed with the SEC on September 13, 2007).

10.2

Employment Letter Agreement, dated September 7, 2007, by and between KMG America Corporation and Paul F. Kraemer (incorporated by reference from Exhibit 10.2 attached to KMG America Corporation’s Current Report on Form 8-K filed with the SEC on September 13, 2007).

10.3

Employment Letter Agreement, dated September 7, 2007, by and between KMG America Corporation and Paul P. Moore (incorporated by reference from Exhibit 10.3 attached to KMG America Corporation’s Current Report on Form 8-K filed with the SEC on September 13, 2007).

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

KMG AMERICA CORPORATION
(Registrant)

Date: November 8, 2007	By:	/s/ Scott H. DeLong III

Name: Scott H. DeLong III
Title: Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2007	By:	/s/ Robert E. Matthews

Name: Robert E. Matthews
Title: Executive Vice President, Chief Financial Officer & Treasurer of Kanawha Insurance Company
(Principal Accounting Officer)